Form 10-K405
period 1996-12-31
ERGOBILT INC
filed 1997-03-31
CIK 1023874

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K
(Mark One)
 X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
----
       EXCHANGE ACT OF 1934 (Fee Required)

       For the fiscal year ended December 31, 1996
                                       or

---- TRANSITIONAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

       For the transitional period from    ______     to    ________

Commission File Number 0-22077


                                 ERGOBILT, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Texas                                 75-2600529
 ------------------------------                --------------------
 (State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)

        5000 Quorum Drive, Suite 147, Dallas, Texas             75240
        -------------------------------------------------------------
        (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code (972) 233-8504
Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on
   Title of each class                              which registered
   -------------------                        ----------------------------
          None                                            --

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock ($.01 Par Value)
                         ----------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes       No   X
                                               -----    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.    X
                                                          -------

         As of March 26, 1997, 6,056,000 shares of ErgoBilt, Inc. Common Stock, $.01 par value, were outstanding, and the aggregate market price of the shares held by nonaffiliates was approximately $14,535,732. (Solely for the purpose of calculating the preceding amount, all directors and officers of the registrant are deemed to be affiliates.)


                      DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the definitive proxy material for the Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this report.

                                 ERGOBILT, INC.
                               TABLE OF CONTENTS
                                   FORM 10-K
                               December 31, 1996




                                                                             PAGE
                                                                             ----
                                          PART I.

     Item 1.          Business                                                 1

     Item 2.          Description of Property                                  8

     Item 3.          Legal Proceedings                                        8

     Item 4.          Submission of Matters to a Vote of Security Holders      9

                                          PART II.

     Item 5.          Market for Registrant's Common Equity and Related
                        Stockholder Matters                                   10

     Item 6.          Selected Financial Data                                 11

     Item 7.          Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                   12

     Item 8.          Financial Statements and Supplementary Data             17

     Item 9.          Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure                   18

                                          PART III.

     Item 14.         Exhibits, Financial Statement Schedules, and Reports
                        on Form 8-K                                           19

     Index to Financial Statements                                           F-1

     Signatures                                                             II-1

     Index to Exhibits                                                      II-3

         This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this Form 10-K, including without limitation those under "Market Trends" and "Competition" under Item 1 and "Liquidity and Capital Resources" under Item 7 regarding the Company's financial position and results of operations, are forward looking statements. Such statements are subject to certain risks and uncertainties, such as changes in prices or demand for the Company's products as a result of competitive actions or economic factors, changes in the cost of raw materials, changes in operating costs resulting from new technologies or inflation and the Company's ability to continue to have access to capital markets and commercial bank financing on favorable terms. Should one or more of these risk or uncertainties, among others as set forth in this Form 10-K, materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurance can be given that such expectation will prove to have been correct. Cautionary statements identifying important factors that could cause actual results to differ materially from the Company's expectations are set forth in this Form 10-K, including without limitation in conjunction with the forward- looking statements included in this Form 10-K that are referred to above. All forward-looking statements included in this Form 10-K and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.


                                     PART I

ITEM 1.    BUSINESS.

GENERAL

         The Company (for purposes of this discussion, the Company includes the combined operations of ErgoBilt, Inc. and BodyBilt Seating, Inc.) is a developer, manufacturer and marketer of customized, high-end ergonomic products that re-engineer the workplace and the home office by scientifically minimizing the physical stress imposed upon the human body. Its current product line primarily consists of four series of premium-priced, ergonomic office chairs, marketed under the BodyBilt(R) tradename, which can be customized through proprietary modular designs to meet the needs of each customer.

         In February and March of 1997 the Company issued 1,800,000 shares of its common stock in its initial public offering for net cash proceeds of approximately $10.7 million and acquired BodyBilt Seating, Inc. ("BodyBilt"), which has manufactured ergonomic office chairs since 1988, for $17.6 million in cash and stock. This acquisition was effected through a merger (the "Merger") of BodyBilt into a subsidiary of the Company and was accounted for as a purchase. Prior to these events the Company was engaged in providing advertising and marketing services to BodyBilt.

         BodyBilt(R) chairs are based on NASA research conducted during its SkyLab missions that identified the least stressful body position for astronauts during extended missions in space. BodyBilt(R) chairs have a 10-Point Posture Control -- system that allows each individual user to assume a posture similar to the stress-free posture of astronauts in space.

         The Company is also the licensee of certain hardware and software for voice-to-text transcription and data capture which are sold under the name "IMPACTwriter". This technology significantly reduces the number of keystrokes needed for transcription.

         MARKET TRENDS. The Company believes that certain trends in the work environment have expanded the market opportunity for ergonomic office products. First, increased reliance on the personal computer has resulted in more workers spending more time in a constantly seated position. A result has been a significant increase in the number of work-related employee injury claims and lost employee time from (i) back and upper extremity injuries and (ii) repetitive stress injuries or "RSI," including carpal tunnel syndrome. Second, OSHA, has required employers to provide safe work environments, which may include the acquisition of ergonomic office products. As a result, the Company believes that employers are seeking ways to alleviate injuries related to body stress in the workplace. Third, the emergence of the corporate "telecommuter" has produced significant growth in the number of home offices, now estimated at
41.1 million in the United States alone.

         PRODUCTS. In the mid-1970s, NASA collected detailed anthropometric data during successive SkyLab missions, including in-depth studies on posture. According to data published in NASA's Anthropometric Source Book, NASA discovered that when the body is placed in the weightless, or zero-gravity environment of space, it assumes a specific posture that is substantially different from a traditional upright or seated posture. The body assumes a trunk-to-thigh angle of 128 degrees, placing the musculoskeletal system in its most relaxed state. This discovery led to the design of the BodyBilt(R) chair with the 10-Point Posture Control -- system. This system allows each individual user to emulate a similar relaxed, stress-free posture while at work, providing a high degree of personal comfort and helping to alleviate problems associated with back and repetitive stress injuries. Corporate comparative tests based on comfort conducted by the Safety Department of Lockheed Austin Division ("LAD") and the Austin, Texas Service Center of the Internal Revenue Service ("IRS-Austin") have documented the effectiveness of the BodyBilt(R) chair in alleviating worker discomfort and increasing productivity. In its 1991 study, LAD concluded that the use of ergonomic equipment (chairs and workstations) resulted in a 12% increase in productivity and improved employee morale. The LAD study noted that the highest ranked piece of equipment for improving comfort and job performance was the ergonomic chair. This study confirmed the findings of an earlier study conducted by the IRS-Austin that demonstrated an 8% increase in productivity from using an ergonomic chair alone. The ergonomic chairs used in both studies were BodyBilt(R) chairs.

         BodyBilt(R) chairs' contoured seats are made with multi-densities of foam strategically placed to distribute the user's body weight over a greater surface area. Additionally, the angle between the back rest and the seat structure can be adjusted to approximate the posture that the body assumes naturally in the gravity-free environment of space. Five different seat designs provide additional comfort for customers of various sizes and shapes. The back rests also contain multi-densities of strategically placed foam and are shaped to provide maximum support in the lumbar area. The personal Air Lumbar -- pump inflates the lumbar area, allowing the back rest to conform even more closely to the unique curvature of each person's back. The eight different arms available with all BodyBilt(R) chairs are designed for different workplace tasks and offer customers more choices to reduce neck and shoulder strain. Available armrests include the Linear Tracking Arm -- and Pivot Arm -- for specialized applications, including medical, micro-surgical and desk-top needs. The 3-Way Arm mechanism allows for proper arm support which can help the user avoid repetitive stress injuries.

         The Company manufactures BodyBilt(R) chairs designed for non-managerial task workers (J Task Series), managerial task workers (J-Manager Series), managers and executives (K Series) and "Big & Tall" workers (S Series). The S Series chairs feature a reinforced seat which is 23.5% larger than the average seat. These chairs are capable of supporting persons weighing up to 350 pounds. The Company's collection of BodyBilt(R) chairs meets and often exceeds the current ergonomic standards in seating design, from American National Standards Institute -- Human Factors Society 100-88 to those proposed by OSHA.

         The modular design of the BodyBilt(R) chairs allows each customer to create a custom chair, selecting from more than 1,600 possible combinations of arms, backrests, headrests, seats and bases, in addition to style and fabric choices. The Company has been able to provide this myriad of choices to the customer without maintaining excessive inventory levels as a result of its use of interchangeable parts. The Company generally can deliver a customized BodyBilt(R) chair to the customer in less than four weeks, about one-half the time required by large manufacturers. The chairs require minimal assembly by the customer and are delivered with a computer diskette that provides each customer with a visual explanation of how to adjust the chair for maximum comfort.

         BodyBilt(R) chairs are warranted against defects in materials or work quality as follows: seven years on the base, the steel structure of the mechanism and the backrest post; five years on the casters, clutch plates, torsion springs, handles, seat and backrest plastic structure, backrest height adjuster, foam, polyurethane arm pads, pneumatic height cylinder, armrest structure and all welds; and two years on the Air Lumbar -- pillow.

         Although the Company does not have a stated return policy, the Company endeavors to minimize product returns by offering prompt, on-site customer service and repair. BodyBilt(R) chairs' interchangeable components permit easy replacement of worn or defective components. Currently, the Company utilizes its direct sales force, independent sales representatives and dealers to perform on-site service and warranty repairs. Product returns to date have been negligible.

         CUSTOMERS. The Company had a diversified customer base of over 1,500 accounts during the year ending December 31, 1996. No single customer accounted for more than 10% of the Company's sales for the 12-month period ended December 31, 1996. The Company's largest customers include Hewlett Packard, Boeing Commercial Aircraft Company and Texas Instruments, Inc.

         MARKETING, SALES AND DISTRIBUTION. The Company primarily markets and sells its chairs to corporate ergonomists and health, human services and safety managers in Fortune 1000 companies. The chairs are sold mostly for "special use" applications, where employees have requested a non-standard chair to reduce or alleviate existing back problems or repetitive stress injuries. The sales process usually involves a detailed technical explanation of how the chairs function and documentation of the chairs' effectiveness in alleviating and/or preventing back problems and repetitive stress injuries. This process may also involve a comparative test of several ergonomic chairs conducted by the customer where employees complaining of work-related discomfort are asked to evaluate the chairs on a wide range of factors. Termed "sit-offs" by the trade, these tests provide a practical and useful means of measuring the chair's effectiveness in relieving individual discomfort. The typical BodyBilt(R) chair order is one to three chairs because BodyBilt(R) chairs are purchased for "special-use" purposes. The Company believes that it has an advantage over larger competitors whose culture and structure are not adapted to accommodate the unique approach required to sell "special-use" ergonomic chairs effectively. Historically, the vast majority of the Company's sales have been to corporate customers, but a growing percentage of the Company's sales have been made through retail distribution directly to end users.

         The Company believes it has achieved a high level of brand identity and consumer awareness not typically found in the office furniture industry. BodyBilt(R) chairs have received national publicity in newspapers, magazines and television, including the New York Times , Wall Street Journal , People magazine, Entertainment Tonight, The CBS Morning Show and The Tonight Show. The Company also exhibits its products at numerous ergonomic, computer and office furniture industry trade shows. In both 1995 and 1996, the Company spent in excess of $1.0 million on advertising, promotional materials and trade shows.

         The Company's products are marketed by its direct sales force of 17 persons and 21 independent sales representatives and its sales are channeled through a network of over 550 dealers. Dealers typically purchase the product at a discount from retail and resell the product at a higher price.

         MANUFACTURING AND ASSEMBLY. The Company normally operates one shift, five days per week, at its manufacturing and assembly facility located in Navasota, Texas. A second shift is added to meet demand in peak periods, generally in the fourth quarter when customers spend the remainder of their annual capital budgets. Approximately 32,000 chairs were manufactured and assembled during for the 12-month period ended December 31, 1996. The Company believes that the maximum capacity of this facility is approximately 100,000 chairs per year and that its future production requirements can therefore be satisfied with routine additional capital investment, which is not expected to be substantial.

         At its Navasota facility, the Company vacuum-forms seats and backs and cuts and punches holes in various steel supports for the back rests, front wings, arms-capable brackets and vertical/horizontal braces. The Company then assembles the chairs and applies coverings. The Company manufactures BodyBilt(R) chairs primarily to meet specific customer orders. A significant portion of finished chairs are shipped within 24 hours after the manufacturing process is complete.

         The Company's manufacturing goals are to: (i) strive to improve quality; (ii) seek the best values in purchasing; (iii) uphold stringent zero defect quality controls; and (iv) deliver orders promptly.

         SUPPLIERS. The Company uses a variety of materials in its manufacturing, including plastic, foam, steel and various coverings. Certain components of BodyBilt(R) chairs, principally the base mechanism, are made by other manufacturers to the Company's specifications. The Company is dependent upon its suppliers for timely delivery and product quality. While the Company's strategy is to maintain multiple sources of supply, the Company's largest supplier, Leggett & Platt, Inc., is currently the only source of a key component for BodyBilt(R) chairs. While the Company has not had any adverse experience with this supplier, the Company does not have binding supply contract with Leggett & Platt, Inc. Until alternative supply sources are identified, the Company could be subject to pricing risks, delivery delays and quality control problems, which could have a material adverse effect on its results of operations.

         PATENTS AND TRADEMARKS. The Company has applied to register the "ErgoBilt" trademark and has registered "BodyBilt" in the United States. The Company believes that protection of this trademark is important because of customer association of the trademark with BodyBilt(R) chairs. The Company also has two patents pending which relate to its current arm design and one patent pending which relates to its seat design. The Company's success and its ability to compete are dependent in part upon its proprietary technology.
While the Company relies on patent, trademark, trade secret and copyright laws to protect its technology, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to the Company's technology.

         The seat design used in certain BodyBilt(R) chairs, which accounted for sales of approximately $1.2 million and $1.8 million for the years ended December 31, 1995 and 1996, respectively, is derived from a design patented by Dr. Jerome Congleton (the "Congleton Patent"). Dr. Congleton granted a license to manufacture seats using the Congleton Patent to both BodyBilt and Ergonomic Chairs, Inc., predecessor in interest to Neutral Posture Ergonomics, Inc. ("NPE"). Under the terms of this license agreement and related agreements, if more than 50% of the outstanding capital stock of BodyBilt is transferred, its license to manufacture chairs under the Congleton Patent will terminate. Accordingly, as a result of the Merger, the Company no longer holds a license of the Congleton Patent. However, an agreement executed in connection with a 1991 settlement of litigation between BodyBilt, NPE and Dr. Congleton provides that a successor to BodyBilt has the right to manufacture, market, distribute and sell commercial, industrial and laboratory chairs using the Congleton Patent, although such successor may not advertise its use of the Congleton Patent. Recently, the Company and its counsel received correspondence from NPE and Dr. Congleton asserting that a license is required for the Company to continue to manufacture seats using the Congleton patent. However, based upon the advice of counsel, the Company believes that under the 1991 settlement, no such license is necessary. Accordingly, the Company believes that termination of its license of the Congleton Patent upon consummation of the Merger will have no material impact on the Company's business. NPE is owned and controlled in part by Drew Congleton's mother and sister. Dr. Congleton is the father of Drew Congleton, and Drew is a director of the Company and is an officer of BodyBilt. Dr. Congleton is a consultant to NPE and has no association with the Company.

         LICENSE. On February 18, 1997, BodyBilt, entered into a non-exclusive license agreement with Computer Translation Systems & Support, Inc. (CTSS), Lawrence West Melquiond and Jerold P. Lefler. The terms of the agreement allow BodyBilt the right, among other things, to manufacture, market and sell a state-of-the-art computer and keyboard system which significantly reduces the number of keystrokes (every keystroke on a CTSS keyboard is equal to 4-4.5 strokes on a standard keyboard) needed for direct voice-to-text transcription and data capture services. CTSS products are sold under the name "IMPACTwriter". CTSS has assigned certain trademarks to BodyBilt.

         The input speeds of the IMPACTwriter are three to five times faster than a traditional typist using a standard keyboard. This increased productivity translates into lower expenses for the employer, and the ergonomic benefit of reduced keystrokes should help decrease the instances of repetitive stress injuries. The ergonomic benefits offered by the IMPACTwriter is an excellent fit with ErgoBilt's overall strategy for growth.

         The Company paid $19,000 upon execution of the license agreement and will pay a 5% royalty on gross revenue received and collected from the sales of the Impactwriter. The Company has agreed to use its best efforts to sell at least 250 units within 60 days after the signing of this agreement. The license granted is perpetual although it can be terminated by mutual written consent of the licensors and the licensees.

         COMPETITION. The Company faces significant competition in the office furniture market. BodyBilt(R) chairs compete on the basis of quality, health benefits, comfort, service, price, design and durability. Existing and future competitors within the office furniture industry, including Herman Miller, Inc., Steelcase Design Partnership and Haworth Group, Inc., offer or will offer ergonomic products. Many of these competitors have much greater financial and other resources, and offer a broader product line, than the Company. By targeting its marketing efforts to corporate ergonomists and health, human services and safety managers rather than traditional facilities or purchasing managers, the Company has been able to establish a market niche in which the Company believes it is difficult for large office furniture producers to compete effectively. There is also competition from numerous smaller ergonomic furniture companies. The Company believes, however, that smaller competitors are often constrained by a lack of capital, access to distribution channels, manufacturing capabilities and/or management expertise.

         The Company believes that the following aspects of its marketing, sales, distribution and customer service are its competitive strengths: (i) the modular design and interchangeable components of BodyBilt(R) chairs permit customization to each worker's specifications, and the chairs can be adjusted to accommodate changing individual needs; (ii) manufacturing, sales and customer service are equipped to handle small orders, the traditional mainstay of the ergonomic business; (iii) orders generally are processed, manufactured and delivered in four weeks, approximately half the time normally required by large companies; and (iv) using interchangeable components facilitates on-site service and repair.

         GOVERNMENT REGULATION. The Company's operations must meet federal, state and local regulatory standards in the areas of safety, health and environmental pollution controls. Historically, those standards have not had any material adverse effect on the Company's sales or operations. The Company believes that its Navasota facility is in compliance in all material respects with applicable federal, state and local laws and regulations relating to safety, health and the environment. The Company cannot at this time estimate the impact of any new standards which may be applicable to the Company's operations or the costs of compliance with such standards.

         RECENT DEVELOPMENTS. The Company has entered into a non-binding letter of intent to purchase certain intellectual property from Metamorphosis Design & Development, Inc. ("Metamorphosis"), a company that owns the rights to certain design patents, including patents relating to an ergonomic workcenter, and an assignment of licensing fees relating to this workcenter of approximately $15,000 per month. The Company anticipates that this intellectual property will enable the Company to broaden its product line. The Company will not acquire any manufacturing facilities, employees or other business assets from Metamorphosis. If this purchase is consummated, the Company would pay Metamorphosis up to $500,000 in cash and issue warrants to purchase 150,000 shares of Common Stock exercisable at the closing price on the date of the acquisition. The Company has agreed to pay Metamorphosis additional cash and/or securities aggregating up to $15 million if after-tax earnings derived from the acquired intellectual property meet certain targets over a three-year period commencing on the closing date and/or certain revenue targets are met and certain other events occur within the first five years immediately following the closing date. The acquisition of this intellectual property is subject to the completion of satisfactory due diligence and other conditions. There can be no assurance that a definitive agreement will be executed or that this acquisition will be consummated.

BACKLOG

         The company does not have a significant backlog of orders and does not consider backlog to be material to its business.

EXECUTIVE OFFICERS

         Name                             Age                               Position
         ----                             ---                               --------
Gerard Smith                               54               President and Chief Executive Officer (1)

P. Michael Sullivan                        43               Senior Vice President and Chief Financial
                                                            Officer(2)

------------------------------------
(1)  Position held since August 15, 1996
(2)  Position held since September 16, 1996

         The executive officers of the Company are elected annually by the Board of Directors and serve at the discretion of the Board of Directors until their successors are elected and qualified or their earlier resignation or removal.

EMPLOYEES

         As of December 31, 1996 the Company had approximately 159 full-time employees. None of the Company's employees is subject to a collective bargaining agreement, and the Company has not experienced any work stoppages. The Company believes that its relations with its employees are good.


ITEM 2.    DESCRIPTION OF PROPERTY.

         The Company's manufacturing and assembly operations are conducted in its 65,000 square-foot Navasota facility. The Company leases approximately 2,000 square feet in Dallas for its principal executive offices. The Company also leases a showroom in Denver, a showroom in the Chicago Merchandise Mart and a small sales office in Dallas. The Company believes that suitable additional or alternative space will be available to accommodate the expansion of corporate operations and additional sales offices.


ITEM 3.  LEGAL PROCEEDINGS.

         The Company is involved from time to time in various legal proceedings and claims incident to the normal conduct of its business. The Company believes that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on the Company's results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         Written Consents of Shareholders in Lieu of Meetings dated August 1996 to change the par value of the Company's common stock.

         A meeting of the shareholders of the Company was held on November 6, 1996. The items approved were i) the amendment and restatement of the Corporation's Bylaws originally adopted on July 6, 1996, in connection with the Corporation's initial public offering and ii) ratification and approval of the Corporation's 1996 Incentive Stock Option Plan. The shareholders of the Company approved both matters by unanimous vote.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock has traded on the NASDAQ National Market under the symbol "ERGB" since January 31, 1997.

         As of March 28, 1997, there were approximately 41 holders of record of the Company's Common Stock.

         The Company intends to retain all earnings to provide funds for its operations and expansion, and therefore does not anticipate paying cash dividends or making any other distributions on its shares of Common Stock in the foreseeable future. The Company's future dividend policy will be determined by its Board of Directors based on various factors, including the Company's results of operations, financial condition, business opportunities, capital requirements, credit restrictions and such other factors as the Board of Directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected financial data presented below are derived from the financial statements of BodyBilt and should be read in conjunction with and are qualified by reference to BodyBilt's financial statements and the notes thereto included elsewhere in this Form 10-K.


                                                                            Year Ended December 31,
                                                               ---------------------------------------------------
                                                               1992        1993        1994        1995     1996
                                                                                 (in thousands)
INCOME STATEMENT DATA:
                   Sales                                       $4,448      $6,535      $9,189     $13,672   $17,578
                   Cost of sales                                2,053       3,237       4,789       7,218     9,326
                                                              -------      ------      ------     -------   -------
                   Gross profit                                 2,395       3,298       4,400       6,454     8,252
                   Selling, general and administrative
                     expenses                                   1,353       2,164       3,266       4,555     5,676
                                                              -------      ------      ------     -------   -------
                   Operating income                             1,042       1,134       1,134       1,899     2,576
                   Other expense, net                              14          24          24          20       142
                                                              -------      ------      ------     -------   -------

                   Income before income taxes                   1,028       1,110       1,110       1,879     2,434
                   Income tax expense                              46          50          50          85        57
                                                              -------      ------      ------     -------   -------
                   Net income                                 $   982      $1,060      $1,060     $ 1,794   $ 2,377
                                                              =======      ======      ======     =======   =======



BALANCE SHEET DATA:
                   Working capital                               $891      $1,742      $2,137      $2,905    $3,693
                   Total assets                                 1,319       2,687       3,606       5,812     7,487
                   Long-term debt, including current
                     portion                                       75         633         877       1,385     2,090
                   Shareholders' equity                         1,004       1,481       2,208       3,402     4,440


                       SELECTED PRO FORMA FINANCIAL DATA

         The following unaudited pro forma combined condensed statement of income for the year ended December 31, 1996 adjusts the historical results of BodyBilt (considered the predecessor to the Company) to give effect to (i) the Merger as if it had been consummated at January 1, 1996; (ii) the amortization of approximately $13.2 million of goodwill that was created as a result of the acquisition of BodyBilt by the Company pursuant to purchase accounting; (iii) the income tax effect resulting from the conversion of BodyBilt from an S corporation to a C corporation; and (iv) eliminate transactions between ErgoBilt and BodyBilt. The computation of pro forma shares outstanding is based on 4,256,000 weighted average shares of Common Stock outstanding and 1,278,000 shares issued at an initial public offering price of $7.00 per share (after deducting the underwriting discount and the Representatives' non-accountable expense allowance) to (i) fund payments of $7.2 million to BodyBilt Shareholders and (ii) repay approximately $850,000 of indebtedness. The computation of pro forma shares outstanding excludes an additional 522,000 shares sold in the offering. The Company believes that a 40-year amortization period is appropriate for goodwill, since BodyBilt is a manufacturer of office furniture that is expected to have value to the Company beyond 40 years. The Merger will be accounted for as a purchase with ErgoBilt as the acquirer. The unaudited pro forma combined condensed statement of income should be read in conjunction with the historical financial statements of the Company and BodyBilt and the notes thereto included elsewhere in this Form 10-K and are not necessarily indicative of the results of operations that might have occurred if the Merger had not taken place on the dates indicated or of the Company's results of operations for any future period.

                Pro Forma Combined Condensed Statement of Income
                      for the Year Ended December 31, 1996


                                                                                    Pro Forma
                                                     BodyBilt      ErgoBilt       Adjustments      Pro Forma
                                                     --------      --------       -----------      ---------
                                                             (in thousands, except per share data)
Sales                                                  $17,578       $ 373            $(338)       $17,613
Cost of sales                                            9,326         154             -             9,480
                                                       -------       ------           ------      --------
Gross profit                                             8,252         219             (338)         8,133
Selling, general and administrative expenses             5,676         677               (9)         6,344
                                                       -------       ------           ------      --------
Operating income                                         2,576        (458)            (329)         1,789
Interest expense and other, net                            142          14             -               156
                                                       -------       ------           ------      --------
Income before income taxes                               2,434        (472)            (329)         1,633
Income tax expense (benefit)                                57        (158)             623            724
                                                       -------       ------           ------      --------
Net income                                             $ 2,377       $(314)           $(952)      $    909
                                                       =======       ======           =======     ========
Pro forma earnings per share                                                                      $    .16
Pro forma shares outstanding                                                                         5,534


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF
              OPERATIONS.

         The operations of ErgoBilt are discussed under the heading "ErgoBilt" below. The remainder of Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the operations of BodyBilt. Following the Merger, BodyBilt became the operating company, and ErgoBilt became the parent company. ErgoBilt's assets and results of operations are not significant to the combined operations on a going-forward basis. The following discussion and analysis should be read in conjunction with the information set forth under "Selected Financial Data" and the financial statements of ErgoBilt and BodyBilt and the accompanying notes thereto included elsewhere in this Form 10-K.

ERGOBILT

         Since its incorporation in 1995, ErgoBilt's operations have consisted primarily of providing advertising and marketing activities to BodyBilt, conducting activities necessary to complete the Merger and the sale of the shares of Common Stock offered on January 31, 1997, and conducting other activities necessary to plan for the operations and activities of ErgoBilt and BodyBilt subsequent to the Merger. Operating income for the period from June 12, 1995 to December 31, 1995 was $57,000. For the year ended December 31, 1996, ErgoBilt had a net loss from operations of $314,000. The loss was attributable to increased compensation related to management employed in contemplation of the Merger, expenses accrued for consulting services related to the Merger and the offering rendered by a company wholly- owned by Mark McMillan, the President of BodyBilt, and other costs of the Merger and offering.

BODYBILT

         GENERAL. BodyBilt generates revenue through sales of its products to corporate customers, dealers and retailers. The majority of BodyBilt's sales are generated by either BodyBilt's direct sales force or by independent sales representatives, who are paid a commission for each unit sold. Typically, BodyBilt's sales are directed through a network of over 550 dealers who acquire the products at a discount from retail and then resell the products to the ultimate customer. In certain instances, BodyBilt drop-ships products directly to the ultimate customer.

         BodyBilt's sales increased at a compound annual growth rate of 41.0% from 1992 through 1996 and increased 28.6% for the year ended December 31, 1996 as compared to the year ended December 31, 1995. BodyBilt believes that its growth has been driven by increasing market acceptance of ergonomics and its success in (i) providing superior quality products and service; (ii) expanding its direct sales force; (iii) upgrading the quality of its independent sales representative firms; and (iv) educating consumers about the benefits of ergonomics and the solutions provided by BodyBilt's products. BodyBilt did not increase the suggested retail prices of its chairs during this period. From 1992 to December 31, 1996, BodyBilt expanded its direct sales force from four to 17 individuals while during the same period the number of independent sales representatives decreased from 22 to 21. There can be no assurance that BodyBilt's growth will continue at the historic rate in the future.

         Contemporaneously with the closing of the Company's initial public offering, the Company completed the Merger. The historical results of operations through December 31, 1996, do not include the impact of the Merger. The total consideration paid in connection with the Merger was $17.6 million, consisting of cash, Common Stock and Series A Preferred Stock. The transaction was treated as a purchase for accounting purposes and resulted in approximately $13.2 million of goodwill, which will be amortized over a 40-year period. The amortization of goodwill associated with the Merger will total approximately $329,000 annually and will not be deductible for income tax purposes.

         RESULTS OF OPERATIONS. The following table sets forth certain historical financial data as a percentage of sales for the periods indicated:


                                                               Year Ended December 31,
                                                         ----------------------------------
                                                         1994           1995          1996
                                                         -----          -----         -----
Sales                                                    100.0%         100.0%        100.0%
Cost of sales                                             52.2           52.8          53.1
                                                         -----          -----         -----
Gross profit                                              47.8           47.2          46.9
Selling, general and administrative expenses              35.5           33.3          32.2
                                                         -----          -----         -----
Operating income                                          12.3%          13.9%         14.7%

         Comparison of Years Ended December 31, 1995, and 1996. Sales increased $3.9 million, or 28.6%, from $13.7 million for the year ended December 31, 1995, to $17.6 million for the year ended December 31, 1996. Units sold increased by 6,177, or 24.0%, from 25,759 for the year ended December 31, 1995, to 31,936 for the year ended December 31, 1996. This sales increase was attributable to a shift in the mix of products sold to higher-end, more technologically-equipped chairs, the addition of direct sales personnel, increased advertising and marketing expenditures and increased acceptance of the Company's products.

         Gross profit increased $1.8 million or 27.9%, from $6.5 million in the year ended December 31, 1995 to $8.3 million for the year ended December 31, 1996. As a percentage of sales, gross profit declined from 47.2% in the year ended December 31, 1995 to 46.9% in the year ended December 31, 1996. This decrease in the percentage is a result of expenses related to placing additional demostration chairs in the field and nominal increase in large chair orders which carried a lower margin.

         Selling, general and administrative expenses increased by $1.1 million, or 24.6%, from $4.6 million for the year ended December 31, 1995, to $5.7 million for the year ended December 31, 1996. As a percentage of sales, selling, general and administrative expense decreased from 33.3% in the year ended December 31, 1995, to 32.2% in the year ended December 31, 1996. This dollar increase was attributable to increases in compensation and commissions due to the addition of direct sales and customer support personnel, increases in advertising and promotional expenses and additional depreciation expense.

         Operating income increased by $677,000, or 35.7%, from $1.9 million for the year ended December 31, 1995, to $2.6 million for the year ended December 31, 1996.

         Comparison of Years Ended December 31, 1994, and 1995. Sales increased $4.5 million, or 48.8%, from $9.2 million for the year ended December 31, 1994, to $13.7 million for the year ended December 31, 1995. Units sold increased by 6,813, or 36.0%, from 18,946 for the year ended December 31, 1994, to 25,759 for the year ended December 31, 1995. This increase was the result of the addition of direct sales personnel, an increase in the number of corporate accounts and increased acceptance of the Company's products.

         Gross profit increased $2,054,000 or 46.7%, from $4,400,000 in the year ended December 31, 1994 to $6,454,000 for the year ended December 31, 1995. As a percentage of sales, gross profit declined from 47.8% in the year ended December 31, 1994 to 47.2% in the year ended December 31, 1995. The decline in gross profit as a percentage in sales was attributable to enhancements in product quality, resulting in an increase in the cost of certain components. In addition, sales of lower-margin chairs to certain corporate and government accounts increased as a percentage of total sales. The effect of these two factors on the overall gross margin was partially offset by greater plant utilization.

         Selling, general and administrative expenses increased by $1.3 million, or 39.5%, from $3.3 million for the year ended December 31, 1994, to $4.6 million for the year ended December 31, 1995. As a percentage of sales, selling, general and administrative expenses decreased from 35.5% in the year ended December 31, 1994, to 33.3% in the year ended December 31, 1995. This dollar increase was attributable to increases in compensation and commissions as a result of the addition of direct sales and sales support personnel and increased advertising, literature and other promotional expenses.

         Operating income increased by $765,000, or 67.4%, from $1.1 million for the year ended December 31, 1994, to $1.9 million for the year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flow. Historically, BodyBilt has satisfied its cash requirements through profitable operations and borrowings under a bank line of credit facility. Operating activities provided net cash totaling $734,000, $1.1 million and $1.6 million for 1994, 1995 and 1996, respectively. The primary use of cash in operating activities has been to fund increases in accounts receivable and inventories resulting from BodyBilt's rapid growth.

         Investing activities used cash totaling $629,000, $918,000 and $951,000 during 1994, 1995 and 1996, respectively. Substantially all of the cash used for investing activities during these periods related to capital expenditures. BodyBilt anticipates continuing to make capital expenditures in connection with plant, equipment, software and computer equipment improvements.

         Financing activities used cash totaling $89,000, $80,000 and $719,000, respectively, during 1994, 1995 and 1996. The primary uses of cash for financing activities were distributions to the BodyBilt Shareholders of $333,000, $600,000 and $1.3 million in 1994, 1995 and 1996, respectively. The distributions in 1994 and 1995 were made primarily to provide the BodyBilt Shareholders with cash to pay individual tax liabilities related to the net income of BodyBilt attributed to them as shareholders of an S corporation, and in 1996 were made based on projected earnings of BodyBilt for the year ended 1996. The primary source of cash for the financing activities during each period was borrowings under BodyBilt's line of credit.

         Asset Management. BodyBilt typically sells its products and services on net 30 day terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. BodyBilt had trade accounts receivable of $1.7 million, $2.5 million and $3.0 million at December 31, 1994, 1995 and 1996 respectively. The number of days' sales outstanding in trade accounts receivable were 66 days, 66 days and 63 days respectively, for the same periods. Bad debt expense as a percentage of total revenue for the same periods was negligible. BodyBilt maintains no allowance for doubtful accounts.

         BodyBilt attempts to keep its raw materials inventory low to minimize the risk of obsolescence. BodyBilt also attempts to maintain the minimum level of such inventory necessary to meet its near term manufacturing requirements by relying on just-in-time delivery of products from its principal suppliers. Inventory turnover was 4.9 times, 6.0 times and 5.9 times for 1994, 1995 and 1996 respectively.

         Credit Facilities. BodyBilt maintains a revolving line of credit facility with The First National Bank of Bryan (the "Line of Credit"). Borrowings under the Line of Credit are utilized primarily for working capital to finance inventory and receivables and for distributions to the BodyBilt Shareholders. Borrowings under the Line of Credit bear interest at a bank's prime rate per annum. The Line of Credit is secured by a first lien on the accounts receivable and inventory of BodyBilt and the proceeds of a life insurance policy insuring the life of BodyBilt's President, Mark McMillan. The Line of Credit is personally guaranteed by Mark McMillan. At December 31, 1996, the interest rate on the Line of Credit was 8.25% and total borrowings under the Line of Credit were $1,350,000. The remaining available credit under the Line of Credit, subject to borrowing base limitations which are generally computed as a percentage of various classes of eligible accounts receivable and qualifying inventory, was $650,000 at December 31, 1996.

         In May 1994, BodyBilt purchased a building and land that was formerly a large retail facility, in Navasota, Texas. During the summer of 1994, BodyBilt moved its manufacturing and administrative operations from leased facilities to the Navasota facility. Since June 1994, this facility has undergone significant renovations, improvements and equipment additions. The merger and improvement of this facility was financed through an amortizing bank loan from The First National Bank of Bryan in the principal amount of $571,000, currently bearing interest at the bank's prime rate plus 0.75% per annum and maturing in the year 2000. At December 31, 1996, the interest rate on this loan was 9.50% and the outstanding principal balance was $438,278. The loan is secured by a lien on the facility and by a life insurance policy insuring the life of Mark McMillan. This loan is personally guaranteed by Mark McMillan.

         At December 31, 1996, BodyBilt also had other term note obligations to the First National Bank of Bryan aggregating approximately $226,000 the proceeds of which were used to fund working capital and equipment and vehicle purchases.

         On September 6, 1996, ErgoBilt obtained a $500,000 loan from Summit Partners Management Co. ("Summit") to fund the Merger and offering expenses. The convertible note evidencing this loan (the "Convertible Note") was repaid in part from the proceeds of the Company's initial public offering and by conversion into shares of Common Stock at the initial offering price per share (one-half of the principal balance of the loan). This loan bears interest at 8.0% per annum and matures on September 6, 1997. The Convertible Note was secured by a pledge of certain assets of Gerald McMillan. In connection with the issuance of the Convertible Note, Dr. McMillan sold 34,000 shares of Common Stock to Summit, and the Company agreed to issue to Summit at the closing of this offering a warrant to acquire up to 51,000 shares of Common Stock at a price of 120% of the price to public exercisable over a period of four years commencing one year after issuance. The shares of Common Stock sold to Summit and the Common Stock issuable upon exercise of the lender's warrant are subject to certain registration rights.

         INFLATION. The cost of raw materials and component parts, salaries and manufacturing wages have increased modestly. The increases have not had a significant effect on BodyBilt's results of operations because of substantially increasing sales volumes and relatively stable product prices.

         NEW ACCOUNTING PRONOUNCEMENTS. Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets, may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future cash flows associated with the asset is compared to the asset's carrying amount to determine if a write-down to market value was necessary. Adoption of this standard did not have a material effect on the financial position or results of operations of the Company.

         As of January 1, 1996, SFAS No. 123, "Accounting for Stock-Based Compensation," became effective for the Company. SFAS No. 123 permits, but does not require a fair value-based method of accounting for employee stock option plans which results in compensation expense recognition when stock options are granted. As permitted by SFAS no. 123, the Company will provide pro forma disclosure of net income and earnings per share, as applicable, in the notes to future annual consolidated financial statements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's Balance Sheets as of December 31, 1995 and 1996 and the Company's Statements of Income, Stockholders' Equity and Cash Flows for the year ended December 31, 1996 and the period ended December 31, 1995 together with the notes thereto and the report of the Company's independent auditors thereon as well as BodyBilt's Balance Sheets as of December 31, 1995 and 1996 and BodyBilt's Statements of Income, Stockholders' Equity and Cash Flows for the years ended December 31, 1994, 1995 and 1996 together with the notes thereto and the reports of BodyBilt's independent auditors thereon are included as a separate section of this Form 10-K which begins on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Thompson, Derrig & Slovacek PC was succeeded as BodyBilt's auditors on February 28,1996 by KPMG Peat Marwick LLP. BodyBilt's decision to change auditors was approved by BodyBilt's board of Directors. During BodyBilt's two most recent fiscal years and the interim period preceding the change in auditors, there were no disagreements between BodyBilt and Thompson, Derrig & Slovacek PC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Thompson, Derrig & Slovacek PC, would have caused it to make reference to the subject matter of the disagreement in connection with its report. Their report on the financial statements did not contain any adverse opinion or disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope or accounting principles. Subsequent to BodyBilt's change in auditors there have been no disagreements with accountants on accounting and financial disclosure.

         There have been no changes in or disagreements by ErgoBilt with its accountants on accounting and financial disclosure.

                                    PART III


         The information required by Part III, Items 10, 11, 12 and 13 are set forth in the Proxy Statement to be delivered to shareholders in connection with the Company's 1997 Annual Meeting of Shareholders, incorporated herein by reference.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)     Exhibits.

                 See Exhibit Index beginning on page II-3 of this Form 10-K.


         (b)     Financial Statement Schedules

                 None


         (c)     Reports on Form 8-K.

                          On February 7, 1997, the Company filed a Current
                 Report on Form 8-K to report under Items 2 and 7 the Company's merger of BodyBilt Seating, Inc., a manufacturer of premium-priced ergonomic office chairs since 1988. BodyBilt was merged into ErgoBilt's wholly owned subsidiary, EB Subsidiary, Inc., which was formed for the purposes of the merger.

                         INDEX TO FINANCIAL STATEMENTS


ERGOBILT, INC.


Report of Independent Auditors                                              F-2

Balance Sheets as of December 31, 1995 and December 31, 1996                F-3

Statements of Income (Loss) for the Period ended December 31, 1995
   and the Year Ended December 31, 1996                                     F-4

Statements of Shareholders' Equity for the Period Ended December 31, 1995
   and the Year Ended December 31, 1996                                     F-5

Statements of Cash Flows for the Period Ended December 31, 1995 and the
   Year Ended December 31, 1996                                             F-6

Notes to Financial Statements                                               F-7

BODYBILT SEATING, INC.

Reports of Independent Auditors                                            F-11

Balance Sheets as of December 31, 1995 and 1996                            F-12

Statements of Income for the Years Ended December 31, 1994, 1995
   and 1996                                                                F-14

Statements of Shareholders' Equity for the Years Ended December 31, 1994,
   1995 and 1996                                                           F-15

Statements of Cash Flows for the Years Ended December 31, 1994,
   1995 and 1996                                                           F-16

Notes to Financial Statements                                              F-18

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
ErgoBilt, Inc.:


We have audited the accompanying balance sheets of ErgoBilt, Inc., as of December 31, 1995 and 1996, and the related statements of income (loss), shareholders' equity, and cash flows for the period from June 12, 1995 to December 31, 1995 and the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ErgoBilt, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for the period from June 12, 1995 to December 31, 1995 and the year ended December 31, 1996, in conformity with generally accepted accounting principles.



                                         KPMG PEAT MARWICK LLP


Dallas, Texas
March 21, 1997

                                 ERGOBILT, INC.

                                 Balance Sheets

                           December 31, 1995 and 1996


                            Assets                                 1995         1996
                            ------                                 ----         ----
Current assets:
 Cash                                                              $ 14,150     32,150
 Accounts receivable                                                 32,617     28,198
 Income taxes receivable                                                  -     28,374
 Deferred tax assets                                                  6,728     61,954
                                                                   --------  ---------
                    Total current assets                             53,495    150,676
                                                                   --------  ---------
Property and equipment:
 Furniture and fixtures                                               2,050     12,513
 Equipment                                                            9,205      9,455
 Computer equipment                                                  17,677     32,623
                                                                   --------  ---------
                                                                     28,932     54,591
 Less accumulated depreciation                                        2,380     10,387
                                                                   --------  ---------
                    Property and equipment, net                      26,552     44,204
                                                                   --------  ---------
Other assets:
 Shareholder receivable                                              39,313     48,325
 Offering and merger costs                                                -    661,453
 Deferred tax assets                                                      -     85,543
 Organizational cost, net                                               274        212
                                                                   --------  ---------
                    Total other assets                               39,587    795,533
                                                                   --------  ---------
                                                                   $119,634    990,413
                                                                   ========  =========

             Liabilities and Shareholders' Equity
             ------------------------------------

Current liabilities:
 Accounts payable                                                  $  4,217    692,490
 Accrued expenses                                                    51,604     65,174
 Income taxes                                                         9,894          -
 Notes payable                                                            -    500,000
                                                                   --------  ---------
                    Total current liabilities                        65,715  1,257,664
                                                                   --------  ---------
Deferred income taxes                                                 7,676          -
Shareholders' equity:
 Preferred stock, $.01 par value; 10,000,000 shares authorized            -          -
 Common stock, $.0001 par value; 20,000,000 shares authorized;
  2,770,285 shares issued and outstanding                               277        277
 Additional paid-in capital                                             723        823
 Retained earnings (deficit)                                         45,243   (268,351)
                                                                   --------  ---------
                    Total shareholders' equity                       46,243   (267,251)
Commitments and contingencies
                                                                   --------  ---------
                                                                   $119,634    990,413
                                                                   ========  =========

See accompanying notes to financial statements.

                                 ERGOBILT, INC.

                          Statements of Income (Loss)

       For the period from June 12, 1995 (inception) to December 31, 1995 and for the year ended December 31, 1996



                                                          1995       1996
                                                          ----       ----
Sales                                                  $403,917      372,808
Cost of sales                                           107,009      154,217
                                                       --------     --------
            Gross profit                                296,908      218,591

Selling, general and administrative expenses            239,502      676,968
                                                       --------     --------
            Operating income (loss)                      57,406     (458,377)

Interest expense                                          1,321       13,556
                                                       --------     --------
            Income (loss) before income taxes            56,085     (471,933)

Income tax expense (benefit)                             10,842     (158,339)
                                                       --------     --------
            Net income (loss)                          $ 45,243     (313,594)
                                                       ========     ========

See accompanying notes to financial statements.

                                 ERGOBILT, INC.

                       Statements of Shareholders' Equity

       For the period from June 12, 1995 (inception) to December 31, 1995 and for the year ended December 31, 1996



                                         Common stock    Additional  Retained
                                       ----------------   paid-in    earnings
                                       Shares    Amount   capital    (deficit)     Total
                                       ------    ------   -------    ---------     -----
Balance at June 12, 1995 (inception)  2,770,285   $277      723           -         1,000

Net income                                    -      -        -       45,243       45,243
                                      ---------   ----      ---      -------      -------

Balance at December 31, 1995          2,770,285    277      723       45,243       46,243

Issuance of stock warrants                    -      -      100            -          100

Net income (loss)                             -      -        -     (313,594)    (313,594)
                                      ---------   ----      ---     --------     --------
Balance at December 31, 1996          2,770,285   $277      823     (268,351)    (267,251)
                                      =========   ====      ===     ========     ========

See accompanying notes to financial statements.

                                 ERGOBILT, INC.

                            Statements of Cash Flows

       For the period from June 12, 1995 (inception) to December 31, 1995 and for the year ended December 31, 1996



                                                                 1995        1996
                                                                 ----        ----
Cash flows from operating activities:
 Net income (loss)                                              $ 45,243   (313,594)
 Adjustment to reconcile net income to net cash provided by
  operating activities:
   Depreciation and amortization                                   2,416      8,487
   Loss on disposal of assets                                          -      2,370
   Deferred income taxes                                             948   (148,445)
 Changes in assets and liabilities:
   Accounts receivable                                           (32,617)     4,419
   Income taxes                                                    5,308    (38,268)
   Shareholder receivable                                        (39,313)    (9,012)
   Other noncurrent assets                                          (310)         -
   Accounts payable                                                4,217    688,273
   Accrued expenses                                               56,190     13,570
                                                                --------    -------
     Net cash provided by operating activities                    42,082    207,800
                                                                --------    -------
Cash flows from investing activities - purchase of property
 and equipment                                                   (28,932)   (28,447)
                                                                --------    -------
Cash flows from financing activities:
 Issuance of common stock and warrants                             1,000        100
 Proceeds from borrowings                                              -    500,000
 Offering and merger costs                                             -   (661,453)
                                                                --------    -------
     Net cash provided by (used in)
       financing activities                                        1,000   (161,353)
                                                                --------    -------
Net increase in cash                                              14,150     18,000
Cash at beginning of period                                            -     14,150
                                                                --------     ------
Cash at end of period                                           $ 14,150     32,150
                                                                ========     ======

Supplemental disclosure:
 Interest paid                                                  $  1,321          -
                                                                ========     ======
 Taxes paid                                                     $      -     28,374
                                                                ========     ======

See accompanying notes to financial statements.

                                 ERGOBILT, INC.

                         Notes to Financial Statements

                           December 31, 1995 and 1996


(1)  Summary of Significant Accounting Policies

    (a)  Organization and Operations

         ErgoBilt, Inc. (the Company) was incorporated on June 12, 1995 pursuant to the laws of the State of Texas as The Chafferton Company, Inc. The Company is engaged in consulting services regarding design and advertising trade issues. See discussion of the Company's merger and initial public offering in note 7.

    (b)  Revenue Recognition

         Revenue is recognized as consulting projects are completed as the projects are of short duration.

    (c)  Accounts Receivable

         The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required.

    (d)  Income Taxes

         Deferred income taxes are determined using the asset and liability method, under which deferred tax assets and liabilities are determined based on differences between financial accounting and tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the payable or refund for the period plus or minus the change during the period in deferred tax assets and liabilities.

    (e)  Property and Equipment

         Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related equipment ranging from 5 to 7 years. Maintenance and repairs are charged to operations when incurred. Replacements and betterments are capitalized.

         Effective January 1, 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Accordingly, in the event that facts and circumstances indicate that property and equipment and intangible or other assets, may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. Adoption of this statement did not have a material effect on the financial position or results of operations of the Company.

                                 F-7                     (Continued)

                                 ERGOBILT, INC.
                         Notes to Financial Statements





    (f)  Organizational, Merger and Offering Costs

         Organizational costs are amortized over five years. Offering and merger costs are deferred until the transaction is either completed or aborted. Costs related to completed offerings are charged against the gross proceeds of the offering. Costs related to completed mergers are included in the cost of the acquired enterprise. Offering and merger costs related to aborted transactions are written off.

    (g)  Fair Market Value of Financial Instruments

         The carrying amount for cash, notes receivable and notes payable is not materially different than fair market value because of the short maturities of the instruments and/or their respective interest rates.

    (h)  Use of Estimates

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could vary from the estimates that were used.

(2) Stock Option Plan

    The board of directors and shareholders of the Company have approved the ErgoBilt 1996 Stock Option Plan (the Stock Option Plan). The Stock Option Plan authorizes the Company to award 400,000 shares of common stock to be used for incentive stock options and nonqualified stock options or restricted stock grants, of which no options have been granted at December 31, 1996.

    As of January 1, 1996, SFAS No. 123, Accounting for Stock-Based Compensation, was effective for the Company. SFAS No. 123 permits, but does not require, a fair value-based method of accounting for employee stock option plans which results in compensation expense recognition when stock options are granted. As permitted by SFAS No. 123, the Company will provide pro forma disclosure of net income and earnings per share, as applicable, in the notes to the financial statements.

(3) Stock Split

    The Company affected a 2,770-for-1 stock split in January 1997. The effects of the stock split have been retroactively applied to the financial statements.


(4) Related Party Transactions

    At December 31, 1995 and 1996, the Company had amounts due from the Company's chairman of $39,313 and $48,325, respectively. The chairman of the Company is also the shareholder of

                                 F-8                         (Continued)

                                 ERGOBILT, INC.
                         Notes to Financial Statements




    another company which provided services to the Company as a subcontractor and consultant during 1995. The total expenses related to these services amounted to $49,034.

    The Company has had one primary customer since inception, BodyBilt Seating, Inc. (BodyBilt) which was partially owned (37.5%) by the brother of the Company's chairman during 1996. During 1995 and 1996, BodyBilt accounted for 100% and 91% of the company's revenues, respectively. At December 31, 1995 and 1996, amounts due from BodyBilt comprised 100% of trade accounts receivable. Additionally, the Company purchased $76,555 of goods and services from BodyBilt during 1996. At December 31, 1996, the Company owed BodyBilt $73,155 related to these goods and services.

    During 1996, the Company incurred $206,100 of costs for consulting services related to the merger of the Company with BodyBilt. These services were provided by another company that is wholly owned by the chairman's brother.

(5)  Income Taxes

    Deferred tax assets and liabilities as of December 31, 1995 and 1996 are as follows:

                                                        1995      1996
                                                        ----      ----
Deferred tax asset:
 Net operating loss carryforward
  (expiring in 2011)                                    $    -   95,130
 Differences from the use of cash basis reporting
  for federal income tax purposes                        6,728   64,440
                                                        ------   ------

    Total deferred tax assets                           $6,728  159,570
                                                        ======   ======
Total deferred tax liabilities, primarily from the
 use of statutory accelerated depreciation for
 federal income tax purposes                            $2,102   12,073
                                                        ======   ======


    The components of income tax expense for the years ended December 31, 1995 and 1996 are as follows:


                                          1995           1996
                                          ----           ----
Federal:
 Current                              $   7,622         (7,622)
 Deferred                                   729       (148,445)

State:
 Current                                  2,272         (2,272)
 Deferred                                   219           --
                                      ---------      ---------
                                      $  10,842       (158,339)
                                      =========      =========


                                 F-9                         (Continued)

                                 ERGOBILT, INC.
                         Notes to Financial Statements





    The Company's effective tax rate was approximately 34% in 1996 and approximately 19% in 1995 due to the graduated tax rates available to the Company.

    The Company did not record a valuation allowance for deferred tax assets at December 31, 1995 and 1996. In assessing the realizability of deferred tax assets, management considers the carryback potential, the scheduled reversal of deferred tax assets and liabilities, future taxable income and tax planning strategies. Management believes that it is more likely than not the Company will realize the benefits of these deductible differences.

(6)  Note Payable

    In September 1996, the Company obtained a $500,000 loan at an interest rate of 8% per annum which will mature on September 6, 1997. In connection with the establishment of this borrowing, the Company's chairman sold and transferred 34,000 shares of common stock to the lender for an aggregate consideration of $34,000 and the Company issued a warrant to the lender to acquire up to 51,000 shares of common stock at an initial per share exercise price equal to 120% of the price to the public in the initial public offering of the Company. The warrant is exercisable for a period of four years, commencing one year after the initial public offering of the company. This note is secured by a personal guarantee of the Company's chairman.

(7)  Subsequent Events

    BodyBilt Seating, Inc. ("BodyBilt") was merged into a wholly-owned subsidiary of the Company on February 5, 1997. As consideration for the merger, the shareholders of BodyBilt received $17.6 million payable in a combination of cash ($7.2 million), 780,630 shares of common stock of the Company valued at $5.46 million, and 705,085 shares of Series A Preferred Stock of the Company valued at $4.94 million, which was immediately converted into 705,085 shares of common stock. On February 5, 1997 the Company closed its initial public offering for the sale of 1,700,000 shares of common stock at a price of $7 per share. On March 18, 1997, the underwriters exercised their overallotment provision and issued an additional 100,000 shares of the Company's common stock at a price of $7 per share. On February 5, 1997 the Company issued to the underwriters warrants to purchase 170,000 shares of common stock at a price of 120% of the price to the public exercisable over a period of four years commencing one year from February 3, 1997. The Company paid the loan referred to in note 6 by delivery of $266,889 in cash and 35,714 shares of common stock.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
BodyBilt Seating, Inc.:


We have audited the accompanying balance sheets of BodyBilt Seating, Inc. as of December 31, 1995 and 1996, and the related statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BodyBilt Seating, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                        KPMG PEAT MARWICK LLP


Dallas, Texas
March 18, 1997

                             BODYBILT SEATING, INC.

                                 Balance Sheets

                           December 31, 1995 and 1996



            Assets                          1995          1996
            ------                          ----          ----
Current assets:
 Cash                                   $   86,541         56,499
 Accounts receivable                     2,470,488      3,013,958
 Inventory                               1,456,248      1,696,250
 Prepaid expenses                          124,694        204,052
 Employee receivables                       17,787         14,920
 Shareholder receivable                       --            9,700
                                        ----------     ----------
     Total current assets                4,155,758      4,995,379
                                        ----------     ----------

Property, plant and equipment:
 Land                                        7,450          7,450
 Building and improvements                 945,611      1,324,082
 Furniture and fixtures                     65,377        148,176
 Equipment                                 383,916        591,974
 Vehicles                                  288,146        402,304
 Computer equipment                        217,517        493,452
                                        ----------     ----------
                                         1,908,017      2,967,438
 Less accumulated depreciation             254,804        541,957
                                        ----------     ----------
                                         1,653,213      2,425,481
                                        ----------     ----------

Other assets                                 2,573         66,089
                                        ----------     ----------
                                        $5,811,544      7,486,949
                                        ==========     ==========

                                                           (Continued)

                             BODYBILT SEATING, INC.

                           Balance Sheets, Continued




                 Liabilities and Shareholders' Equity              1995        1996
                 ------------------------------------              ----        ----
Current liabilities:
 Current portion of long-term debt                              $  225,935    344,435
 Accounts payable                                                  668,290    378,518
 Taxes payable                                                     114,771    107,296
 Commissions payable                                               139,150    208,654
 Accrued expenses                                                  102,487    263,418
                                                                ----------  ---------
     Total current liabilities                                   1,250,633  1,302,321
                                                                ----------  ---------
Long-term debt:
 Notes payable, less current portion                             1,083,944  1,670,080
 Notes payable - shareholder                                        75,000     75,000
                                                                ----------  ---------
     Total long-term liabilities                                 1,158,944  1,745,080
                                                                ----------  ---------
Shareholders' equity:
 Common stock, no par value; authorized 500 shares; issued
  and outstanding - 200 shares                                       1,000      1,000
 Retained earnings                                               3,400,967  4,438,548
                                                                ----------  ---------
     Total shareholders' equity                                  3,401,967  4,439,548
Commitments and contingencies
                                                                ----------  ---------
                                                                $5,811,544  7,486,949
                                                                ==========  =========



See accompanying notes to financial statements.

                             BODYBILT SEATING, INC.

                              Statements of Income

                  Years ended December 31, 1994, 1995 and 1996



                                                 1994         1995         1996
                                                 ----         ----         ----
Sales                                         $9,188,830   13,672,349   17,578,210
Cost of sales                                  4,789,293    7,218,561    9,325,725
                                              ----------   ----------   ----------
    Gross profit                               4,399,537    6,453,788    8,252,485

Selling, general and administrative expenses   3,265,310    4,554,798    5,676,625
                                              ----------   ----------   ----------
    Operating income                           1,134,227    1,898,990    2,575,860
Interest expense                                 (30,155)     (56,910)    (139,433)
Other income (expense)                             6,385       37,111       (2,498)
                                              ----------   ----------   ----------
    Income before income taxes                 1,110,457    1,879,191    2,433,929

Income tax expense                                50,000       85,000       56,677
                                              ----------   ----------   ----------
    Net income                                $1,060,457    1,794,191    2,377,252
                                              ==========   ==========   ==========

See accompanying notes to financial statements.

                             BODYBILT SEATING, INC.

                       Statements of Shareholders' Equity

                  Years ended December 31, 1994, 1995 and 1996



                                           Common stock
                                           ------------               Retained
                                       Shares           Amount        earnings           Total
                                       ------           ------        --------           -----
Balances at December 31, 1993            200            $1,000        1,479,652        1,480,652

Distributions to shareholders             --                --         (333,333)        (333,333)

Net income                                --                --        1,060,457        1,060,457
                                         ---            ------       ----------       ----------

Balances at December 31, 1994            200             1,000        2,206,776        2,207,776

Distributions to shareholders             --                --         (600,000)        (600,000)

Net income                                --                --        1,794,191        1,794,191
                                         ---            ------       ----------       ----------

Balances at December 31, 1995            200             1,000        3,400,967        3,401,967

Distributions to shareholders             --                --       (1,339,671)      (1,339,671)

Net income                                --                --        2,377,252        2,377,252
                                         ---            ------       ----------       ----------

Balances at December 31, 1996            200            $1,000        4,438,548        4,439,548
                                         ===            ======       ==========       ==========

See accompanying notes to financial statements.

                             BODYBILT SEATING, INC.

                            Statements of Cash Flows

                  Years ended December 31, 1994, 1995 and 1996


                                                       1994          1995         1996
                                                       ----          ----         ----
Cash flows from operating activities:
 Net income                                          $1,060,457    1,794,191    2,377,252
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                         75,926      134,098      292,300
   Bad debts                                              3,619       10,658       45,125
   Loss (gain) on sale or disposal of assets               (656)       6,178       56,964
   Barter transactions                                        -            -     (246,244)
 Change in assets and liabilities:
  Accounts receivable                                  (455,052)    (817,720)    (588,595)
  Inventory                                              50,580     (495,189)    (240,002)
  Prepaid expenses                                      (11,760)     (85,125)      34,492
  Employee and shareholder  receivables                  34,173       (2,623)      (6,833)
  Other assets                                           29,561        6,142      (25,491)
  Trade accounts payable                               (124,371)     387,533     (282,152)
  Accrued expenses                                       27,586       12,775      160,931
  Taxes payable                                          13,354       49,102       (7,475)
  Commissions payable                                      (417)     105,169       69,504
  Customer deposits                                     (19,574)           -            -
  Deferred revenue                                       51,031      (51,031)           -
                                                     -----------   ----------   ----------
      Net cash provided by operations                   734,457    1,054,158    1,639,776
                                                     -----------   ----------   ----------
Cash flows from investing activities:
 Purchase of property, plant and equipment             (632,358)    (917,577)    (950,739)
 Proceeds from sale of property, plant and
  equipment                                               3,397            -            -
                                                     -----------   ----------   ----------
      Net cash used in investing
        activities                                     (628,961)    (917,577)    (950,739)
                                                     -----------   ----------   ----------
Cash flows from financing activities:
 Proceeds from borrowings                             1,164,309    2,660,309    4,699,444
 Repayment of borrowings                               (920,447)  (2,140,422)  (4,078,852)
 Distributions to shareholders                         (333,333)    (600,000)  (1,339,671)
                                                     ----------    ---------   ----------

      Net cash used in financing
        activities                                      (89,471)     (80,113)    (719,079)
                                                     ----------    ---------   ---------
Net increase in cash                                     16,025       56,468      (30,042)
Cash at beginning of year                                14,048       30,073       86,541
                                                     ----------    ---------    ---------
Cash at end of year                                  $   30,073       86,541       56,499
                                                     ==========    ==========     =======



                                                                     (Continued)

                             BODYBILT SEATING, INC.

                      Statements of Cash Flows, Continued




                                                         1994     1995    1996
                                                         ----     ----    ----
Supplemental disclosure of noncash investing
 and financing activities:
  Purchase of equipment in exchange for
   notes payable                                        $     -       -   84,044
                                                        =======  ======  =======
  Sale of equipment in settlement of note
   payable                                              $     -  12,060        -
                                                        =======  ======  =======
Supplemental disclosures of cash flow
 information:
  Cash paid during the year for:
   Interest                                             $30,155  94,738  139,433
                                                        =======  ======  =======

  Federal income taxes                                  $     -       -        -
                                                        =======  ======  =======

See accompanying notes to financial statements.

                             BODYBILT SEATING, INC.
                         Notes to Financial Statements
                        December 31, 1994, 1995 and 1996



(1)  Summary of Significant Accounting Policies

    (a)  Organization and Operations

         BodyBilt Seating, Inc. (the Company) (formerly the Chair Works, Inc., Congleton Chair Works, Inc., and Lubbock Molasses, Inc.) was incorporated on November 22, 1982 pursuant to the laws of the State of Texas and elected to be treated as an S Corporation. The Company is engaged in the manufacture and assembly of custom built ergonomic chairs for commercial, industrial, and residential use. All of the Company's chairs are manufactured in a plant in Navasota, Texas, and are sold primarily to customers in Texas.

    (b)  Revenue Recognition

         The Company recognizes revenue at the time chairs are shipped to customers.

    (c)  Accounts Receivable

         Accounts receivable are stated net of all known uncollectible accounts. The Company uses historical experience to determine an allowance for doubtful accounts. At December 31, 1995 and 1996 it was determined that no allowance was necessary. No single customer accounted for more than ten percent of the Company's sales during the years ended December 31, 1994, 1995 and 1996, and no account receivable from any customer exceeded ten percent of total accounts receivable at December 31, 1995 and 1996.

    (d)  Income Taxes

         No provision or benefit for federal income taxes has been included in these financial statements since taxable income or loss passes through to and is reported by the shareholders individually. At December 31, 1995 and 1996 the net difference between the tax bases and the amounts recorded of assets and liabilities was not significant.

    (e)  Inventories

         Inventories consist of the following:

                                        1994       1995       1996
                                        ----       ----       ----
     Raw materials                     $299,361    371,703    262,173
     Component parts                    435,698    757,795    883,504
     Finished goods, including demos    226,000    326,750    550,573
                                       --------  ---------  ---------
                                       $961,059  1,456,248  1,696,250
                                       ========  =========  =========



                                F-18                          (Continued)

                             BODYBILT SEATING, INC.
                         Notes to Financial Statements




         Inventory is stated at average cost for purchased parts and average cost plus allocated labor and overhead for parts manufactured by the Company. All inventory is stated at the lower of cost or market value. For the year ended December 31, 1996, the Company purchased 25.1% of its inventory from one supplier. This supplier is currently the only source of a key component of BodyBilt chairs.

    (f)  Property, Plant, and Equipment

         Property, plant and equipment are stated at cost and depreciated using the straight-line method of depreciation. The assets are depreciated over the following estimated useful lives:


                                                            Years
                                                            -----
                       Buildings and improvements             39
                       Furniture and fixtures                 10
                       Equipment                              10
                       Vehicles                                5
                       Computer equipment                      5


         Effective January 1, 1996, the Company adopted SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other non-current assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. Adoption of this statement did not have a material effect on the financial position or results of operations of the Company.

    (g)  Fair Value of Financial Instruments

         The carrying amounts of accounts receivable, employee and shareholder receivables, other current assets, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The estimated fair value of notes payable is equivalent to its carrying value due to the floating interest rate.

    (h)  Use of Estimates

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.


                                      F-19
                                                                (Continued)

                             BODYBILT SEATING, INC.
                         Notes to Financial Statements







(2)  Related Party Transactions

     The Company paid Agrivest, Inc. (Agrivest), a corporation wholly-owned by the Company's president and director, a management fee of $36,000 in 1994 and 1995 and $60,000 in 1996 for accounting, payroll and other administrative services provided. The Company paid consulting fees to Agrivest for additional management services of $109,275, $192,900 and $103,300 during 1994, 1995 and 1996, respectively. The Company purchased vehicles from Agrivest for $6,133 in 1996. Additionally, the Company leased vehicles and equipment from Agrivest and paid rentals of $6,000, $2,000 and $5,000 during 1994, 1995 and 1996, respectively.

     The brother of the Company's president and director assisted in the development of the Company's promotional literature. During part of 1994, the Company employed this individual. During 1994, 1995 and 1996, payments of $119,036, $413,157 and $309,510, respectively, were made to companies owned by this individual, including ErgoBilt, Inc. (ErgoBilt), for promotional literature and marketing development. Additionally, goods and services, some of which were received through barter transactions, were sold to ErgoBilt for $76,555 in 1996. At December 31, 1996, receivables from this individual and ErgoBilt were $19,102 and $73,155, respectively.

     During 1994, the Company purchased $100,851 of furniture and fixtures, computer equipment and building improvements from a company owned by the Company's secretary/treasurer. During 1995 and 1996, the Company purchased $172,588 and $47,901, respectively, of furniture and fixtures and building and leasehold improvements from a company owned by the Company's president and director.

     The Company leased vehicles and paid rentals of $4,508 to a shareholder during 1994.

     Accounts payable to related parties were $60,834 and $28,198 at December 31, 1995 and 1996, respectively.


(3)  Barter Transactions

     During the year ended December 31, 1996, BodyBilt recorded sales of $651,926 and selling, general and administrative expenses of $405,682 related to agreements with various parties to exchange custom built ergonomic chairs for advertising and other goods and services. At December 31, 1996, prepaid expenses, accounts payable, other assets and property, plant and equipment include $204,052, $19,561, $38,025 and $81,602, respectively related to barter transactions. The exchanges are recorded at the fair value of the chairs (prices to its customers).


                                      F-20
                                                                  (Continued)

                             BODYBILT SEATING, INC.
                         Notes to Financial Statements





(4)  Notes Payable

     Notes payable at December 31, 1995 and 1996:

                            Interest                       Balance at December 31,
                                                          --------------------------
       Payee                  rate            Maturity        1995          1996           Collateral
       -----                  ----            --------        ----          ----           ----------
First National Bank,  Prime rate of Texas   2000 (1)        $  610,000     1,350,000  Accounts
 Bryan                Commerce Bank                                                   receivable,
                      (8.25%)                                                         inventory, and life
                                                                                      insurance policy (2)

First National Bank,  Prime rate of First   2000               473,667       438,278  Property, plant and
 Bryan                National Bank of                                                equipment and life
                      Bryan + .75% (9.5%)                                             insurance policy (2)

First National Bank,  Prime rate of         2000                76,850        60,950  Equipment (2)
 Bryan                First National
                      Bank of Bryan
                      + .75% (9.5%)

First National Bank,  6.75% to 9.5%         1997 to 2001       149,362       165,287  Vehicles (2)
 Bryan

Richard Troutman,     0%                    2000 (3)            75,000        75,000  Company stock
 Shareholder                                              ------------  ------------

                                                             1,384,879     2,089,515

Less amounts due                                               225,935       344,435
 within one year                                          ------------  ------------
                                                            $1,158,944     1,745,080
                                                          ============  ============



(1) Repayment of the line of credit requires monthly interest payments beginning July 30, 1996 until June 30, 1997, at which time equal monthly principal installments and interest are required until June 30, 2002, the maturity date. Effective June 30, 1996, the Company renewed its revolving loan agreement with a bank. Under the terms of the agreement, the company may borrow up to $2,000,000, subject to a borrowing base limitation based on a percentage of eligible accounts receivable and qualified inventory. The revolving feature expires on June 30, 1997, at which time the revolving note payable converts to a term note with a final maturity date at June 30, 2000. At December 31, 1995 and 1996 unused amounts available under the revolving loan agreement were $490,000 and $650,000, respectively. The Company is required to pay a commitment fee of .5% per annum on the unused portion of the line of credit.

(2) Personally guaranteed by Mark McMillan, president and director of the Company.

(3) As the personal guarantees by Mark McMillan are reduced below $75,000, repayment in amounts equal to the reduction in personal guarantees will begin.


                                      F-21
                                                                 (Continued)

                             BODYBILT SEATING, INC.
                         Notes to Financial Statements




    Note payable are subject to various restrictive and affirmative covenants.

    The principal portion of long-term debt outstanding at December 31, 1996 and during the five years succeeding are as follows:


Years ended December 31,
------------------------
      1997                              $  344,435
      1998                                 550,379
      1999                                 529,505
      2000                                 665,196
                                        ----------
                                        $2,089,515
                                        ==========

(5)  Obligations Under Operating Leases

    The Company has operating leases for office space and vehicles. Minimum annual rental commitments at December 31, 1996, all for office space, are as follows:


Year ended December 31,
-----------------------
      1997                                $45,204
      1998                                  4,400
                                         --------
                                          $49,604
                                         ========

    For the years ended December 31, 1994, 1995 and 1996, rent expense was $93,104, $69,619 and $88,462, respectively. .

(6)  Commitments and Contingencies

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect of the Company's financial position, results of operations, or liquidity.

(7)  Subsequent Events

    On February 5, 1997, the Company merged into a wholly-owned subsidiary of ErgoBilt contemporaneously with the closing of an offering of shares of common stock by ErgoBilt. As consideration for the merger, the shareholders of the Company received $17.6 million payable in a combination of $7.2 million in cash, ErgoBilt common stock and ErgoBilt Series A Preferred stock. The cash portion of the consideration was reduced by the distribution of approximately $4.4 million related to Subchapter S corporation earnings made to shareholders of the Company prior to the merger.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    ErgoBilt, Inc.
------------------
    (Registrant)


 /s/ Gerard Smith                                Date   March 31, 1997
-------------------------------------------             ----------------
Gerard Smith, President, Chief
Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Gerald McMillan                               Date   March 31, 1997
-------------------------------------------             ----------------
Gerald McMillan, Chairman of
the Board of Directors


 /s/ Gerard Smith                                  Date   March 31, 1997
-------------------------------------------             ----------------
Gerard Smith, President, Chief
Executive Officer and Director
(Principal Executive Officer)


 /s/ P. Michael Sullivan                           Date   March 31, 1997
-------------------------------------------             ----------------
P. Michael Sullivan, Senior Vice
President and Chief Financial
Officer
(Principal Financial and Accounting Officer)


 /s/ Drew Congleton                                Date   March 31, 1997
-------------------------------------------             ----------------
Drew Congleton, Director


 /s/ Robert E. Faust                               Date   March 31, 1997
-------------------------------------------             ----------------
Robert E. Faust, Director


 /s/ William Brown Glenn, Jr.                      Date   March 31, 1997
-------------------------------------------             ----------------
William Brown Glenn, Jr., Director


 /s/ Mark McMillan                                 Date   March 31, 1997
-------------------------------------------             ----------------
Mark McMillan, Director


 /s/ W. Barton Munro                               Date   March 31, 1997
-------------------------------------------             ----------------
W. Barton Munro, Director


 /s/ William Weed                                  Date   March 31, 1997
-------------------------------------------             ----------------
William Weed, Director

                               INDEX TO EXHIBITS


Exhibit No.                                            Description
-----------                                            -----------
    --1(a)       Underwriting Agreement
   ***1(b)       Warrant Purchase Agreement
     *2          Agreement and Plan of Merger by and among ErgoBilt, Inc., EB Subsidiary, Inc., BodyBilt Seating, Inc.,
                 Mark A. McMillan, Dr. Richard Troutman and Drew Congleton dated August 19, 1996 (without schedules or exhibits)
   **3(i)        Restated Articles of Incorporation
   **3(ii)       Amended and Restated Bylaws
   **4(a)        Text and Description of Graphics and Images Appearing on Certificate for Common Stock
   **4(b)        Form of Certificate of Designation of Series A Preferred Stock of ErgoBilt, Inc.
  ***5           Opinion of Wolin, Fuller, Ridley & Miller LLP
   **9           Voting Agreement among ErgoBilt, Inc. and the Shareholders named therein dated December 1, 1996
   *10(a)(1)     Loan Agreement between The First National Bank of Bryan and BodyBilt Seating, Inc. dated June 30, 1996, and schedule of substantially similar agreements
   *10(a)(2)     Security Agreement between The First National Bank of Bryan and BodyBilt Seating, Inc. dated June 30,
                 1996, and schedule of substantially similar agreements
   *10(a)(3)     Third Party Pledge Agreement between The First National Bank of Bryan and Mark A. McMillan dated June
                 30, 1996, and schedule of substantially similar agreements
   *10(a)(4)     Guaranty in favor of The First National Bank of Bryan by Mark A. McMillan dated June 30, 1996, and schedule of substantially similar agreements
   *10(a)(5)     Promissory Note in the original principal amount of $2,000,000 executed by BodyBilt Seating, Inc. in favor of The First National Bank of Bryan dated June 30, 1996, and schedule of substantially similar agreements
   *10(b)(1)     Agreement Among The First National Bank of Bryan, BodyBilt Seating, Inc. and Mark A. McMillan dated
                 June 15, 1995
   *10(c)(1)     Loan Agreement Among The First National Bank of Bryan, BodyBilt Seating, Inc. and Mark A. McMillan
                 dated May 26, 1994
   *10(c)(2)     Promissory Note in the original principal amount of $571,500 executed by BodyBilt Seating, Inc. in favor of The First National Bank of Bryan dated May 26, 1994
   *10(c)(3)     Specific Guaranty in favor of The First National Bank of Bryan by Mark A. McMillan dated May 26, 1994
   *10(c)(4)     General Security Agreement Among The First National Bank of Bryan, BodyBilt Seating, Inc. and Mark A.
                 McMillan dated May 26, 1994
   *10(c)(5)     Modification and/or Extension Agreement Among The First National Bank of Bryan, BodyBilt Seating, Inc.
                 and Mark A. McMillan dated May 31, 1995
   *10(c)(6)     Third Party Pledge Agreement between The First National Bank of Bryan and Mark A. McMillan dated May
                 31, 1995
   *10(d)(1)     Common Stock and Warrant Purchase Agreement among ErgoBilt, Inc., Gerald McMillan, and Summit Partners
                 Management Co. dated September 6, 1996

   *10(d)(2)     Registration Rights Agreement between ErgoBilt, Inc. and Summit Partners Management Co. dated September
                 6, 1996
   *10(d)(3)     Convertible Promissory Note in the original principal amount of $500,000 executed by ErgoBilt, Inc. in favor of Summit Partners Management Co. dated September 6, 1996
   *10(d)(4)     Investment and Security Agreement among Gerald McMillan, ErgoBilt, Inc. and Summit Partners Management
                 Co. dated September 6, 1996
    *10(e)(1)    Universal Note Among The First National Bank of Bryan, BodyBilt Seating, Inc. and Mark A. McMillan
                 dated May 27, 1993, and schedule of substantially similar agreements
    *10(e)(2)    Security Agreement Among The First National Bank of Bryan, BodyBilt Seating, Inc. and Mark
                 A. McMillan dated May 27, 1993, and schedule of substantially similar agreements
    *10(e)(3)    Guaranty Among The First National Bank of Bryan, BodyBilt Seating, Inc. and Mark A. McMillan dated May
                 27, 1993, and schedule of substantially similar agreements
    *10(f)       Non-Recourse Promissory Note in the original principal amount of $75,000 executed by Lubbock Molasses,
                 Inc. in favor of Dr. Richard Troutman dated May 1, 1989
    *10(g)       Patent License Agreement Between Jerome J. Congleton and The Chair Works dated May 15, 1991
    *10(h)(1)    Award/Contract --GS-29F-0119C Between BodyBilt Seating, Inc. and General Services Administration (GSA)
    *10(h)(2)    Amendment of Solicitation/Modification of Contract --GS-29F-0119C Between BodyBilt Seating, Inc. and
                 General Services Administration (GSA)
   **10(i)(1)    Settlement Agreement among Jerome J. Congleton, Jaye Congleton, Rebecca Congleton Boenigk and Congleton
                 Ergonomic Chairs, Inc., Mark McMillan, Michael McWhorter, and Congleton Chair Works, Inc. (f/k/a
                 Lubbock Molasses, Inc., d/b/a Congleton Chair Works, Inc.), entered into May 1991
    *10(i)(2)    Settlement Agreement among BodyBilt Seating, Inc., Mark A. McMillan, Drew Congleton, Michael Jack, and
                 Galen Green, and Neutral Posture Ergonomics, Inc., Jerome J. Congleton, Jay Congleton and Rebecca
                 Congleton Boenigk, entered into January 1995
  **10(j)        Executive Employment Agreement between Drew Congleton and a corporation to be known as BodyBilt
                 Seating, Inc. dated December 19, 1996
    *10(k)       Consulting Agreement between Mark A. McMillan and ErgoBilt, Inc. dated October 15, 1996
    *10(l)       Consulting Services Agreement among ErgoBilt, Inc., Gerald McMillan and Gerard Smith dated July 2, 1996
  **10(m)        First Amended and Restated Executive Employment Agreement between ErgoBilt, Inc. and Gerard Smith dated as of October 15, 1996
    *10(n)       IPO Consulting Services Agreement between ErgoBilt, Inc. and P. Michael Sullivan dated September 16,
                 1996
    *10(o)       Executive Employment Agreement between ErgoBilt, Inc. and P. Michael Sullivan dated September 16, 1996
    *10(p)       Business Management Contract Between BodyBilt Seating, Inc. and Agrivest, Inc., dated January 1, 1996

    *10(q)       Consulting Agreement Between The Chafferton Company and BodyBilt Seating, Inc. dated August 1, 1994
    *10(r)       Conditional Release of Commission Between Gerald McMillan and BodyBilt Seating, Inc. dated May 23, 1996
    *10(s)       Memorandum of Understanding Regarding 1984 Pace Arrow Motor Home between Mark A. McMillan and Drew
                 Congleton dated December 1992
   **10(t)       Stock Option Plan
   **10(u)       Letter of Intent between Metamorphosis Design & Development, Inc. and ErgoBilt, Inc. dated  January 8,
                 1997
   **10(v)       Executive Employment Agreement between Gerald McMillan and ErgoBilt, Inc. dated
                 October 1, 1996
     10(w)       License Agreement between BodyBilt Seating, Inc. and Computer Translation Systems & Support, Inc.,
                 Lawrence West Melquiond and Jerold P. Lefler.
   **16          Letter of Thompson, Derrig & Slovacek PC
     21          Subsidiaries
     27          Financial Data Schedule


* Filed on October 16, 1996 as an exhibit of the Company's Registration Statement on Form S-1 (File No. 333- 14205) and incorporated by reference herein.

** Filed on January 13, 1997 as an exhibit to Amendment No. 1 of the Company's Registration Statement on Form S- 1 (File No. 333-14205) and incorporated by reference herein.

*** Filed on January 28, 1997 as an exhibit to Amendment No. 2 of the Company's Registration Statement on Form S-1 (File No. 333-14205) and incorporated by reference herein.

-- Filed on January 30, 1997 as an exhibit to Amendment No. 3 of the Company's Registration Statement on Form S- 1 (File No. 333-14205) and incorporated by reference herein.