Form 10-K405/A
period 1996-12-31
ERGOBILT INC
filed 1997-04-02
CIK 1023874

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K/A

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

Balance Sheets as of December 31, 1995 and December 31, 1996                F-3

Statements of Income (Loss) for the Period ended December 31, 1995
   and the Year Ended December 31, 1996                                     F-4

Statements of Shareholders' Equity for the Period Ended December 31, 1995
   and the Year Ended December 31, 1996                                     F-5

Statements of Cash Flows for the Period Ended December 31, 1995 and the
   Year Ended December 31, 1996                                             F-6

Notes to Financial Statements                                               F-7

BODYBILT SEATING, INC.

Reports of Independent Auditors                                            F-11

Balance Sheets as of December 31, 1995 and 1996                            F-13

Statements of Income for the Years Ended December 31, 1994, 1995
   and 1996                                                                F-15

Statements of Shareholders' Equity for the Years Ended December 31, 1994,
   1995 and 1996                                                           F-16

Statements of Cash Flows for the Years Ended December 31, 1994,
   1995 and 1996                                                           F-17

Notes to Financial Statements                                              F-19

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




                                        KPMG PEAT MARWICK LLP


Dallas, Texas
March 18, 1997

                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
BodyBilt Seating, Inc.:



        We have audited the accompanying statements of income, shareholders' equity, and cash flows for BodyBilt Seating, Inc. for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.



        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



        In our opinion, the financial statments referred to above present fairly, in all material respects, the results of operations and cash flows of Bodybilt Seating, Inc. for the year ended December 31, 1994, in conformity with generally accepted accounting principles.







                                           /s/ THOMPSON, DERRIG & SLOVACEK, PC
                                               Thompson, Derrig & Slovacek, PC




Bryan, Texas
June 22, 1995

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



                                F-19                          (Continued)

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


                                      F-20
                                                                (Continued)

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


                                      F-21
                                                                  (Continued)

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


                                      F-22
                                                                 (Continued)

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



 /s/ Gerard Smith                                Date   April 1, 1997
-------------------------------------------             ----------------
Gerard Smith, President, Chief
Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 /s/ Gerald McMillan                               Date   April 1, 1997
-------------------------------------------             ----------------
Gerald McMillan, Chairman of
the Board of Directors


 /s/ Gerard Smith                                  Date   April 1, 1997
-------------------------------------------             ----------------
Gerard Smith, President, Chief
Executive Officer and Director
(Principal Executive Officer)


 /s/ P. Michael Sullivan                           Date   April 1, 1997
-------------------------------------------             ----------------
P. Michael Sullivan, Senior Vice
President and Chief Financial
Officer
(Principal Financial and Accounting Officer)


 /s/ Drew Congleton                                Date   April 1, 1997
-------------------------------------------             ----------------
Drew Congleton, Director


 /s/ Robert E. Faust                               Date   April 1, 1997
-------------------------------------------             ----------------
Robert E. Faust, Director


 /s/ William Brown Glenn, Jr.                      Date   April 1, 1997
-------------------------------------------             ----------------
William Brown Glenn, Jr., Director


 /s/ Mark McMillan                                 Date   April 1, 1997
-------------------------------------------             ----------------
Mark McMillan, Director


 /s/ W. Barton Munro                               Date   April 1, 1997
-------------------------------------------             ----------------
W. Barton Munro, Director


 /s/ William Weed                                  Date   April 1, 1997
-------------------------------------------             ----------------
William Weed, Director

                               INDEX TO EXHIBITS


Exhibit No.                                            Description
-----------                                            -----------
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

    *10(q)       Consulting Agreement Between The Chafferton Company and BodyBilt Seating, Inc. dated August 1, 1994
    *10(r)       Conditional Release of Commission Between Gerald McMillan and BodyBilt Seating, Inc. dated May 23, 1996
    *10(s)       Memorandum of Understanding Regarding 1984 Pace Arrow Motor Home between Mark A. McMillan and Drew
                 Congleton dated December 1992
   **10(t)       Stock Option Plan
   **10(u)       Letter of Intent between Metamorphosis Design & Development, Inc. and ErgoBilt, Inc. dated  January 8,
                 1997
   **10(v)       Executive Employment Agreement between Gerald McMillan and ErgoBilt, Inc. dated
                 October 1, 1996
    +10(w)       License Agreement between BodyBilt Seating, Inc. and Computer Translation Systems & Support, Inc.,
                 Lawrence West Melquiond and Jerold P. Lefler.
   **16          Letter of Thompson, Derrig & Slovacek PC
    +21          Subsidiaries
    +27          Financial Data Schedule



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


+        Previously Filed.