Form 10-K405/A
period 1996-12-31
ERGOBILT INC
filed 1997-04-30
CIK 1023874

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-K/A2


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

                                 ERGOBILT, INC.
                               TABLE OF CONTENTS
                                   FORM 10-K
                               December 31, 1996





                                                                             PAGE
                                                                             ----
                                   PART I.

     Item 1.          Business                                                 1

     Item 2.          Description of Property                                  8

     Item 3.          Legal Proceedings                                        8

     Item 4.          Submission of Matters to a Vote of Security Holders      9

                                   PART II.

     Item 5.          Market for Registrant's Common Equity and Related
                        Stockholder Matters                                   10

     Item 6.          Selected Financial Data                                 11

     Item 7.          Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                   12

     Item 8.          Financial Statements and Supplementary Data             17

     Item 9.          Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure                   18

                                  PART III.

     Item 10.         Directors and Executive Officers of the Registrant      19

     Item 11.         Executive Compensation                                  22

     Item 12.         Security Ownership of Certain Beneficial Owners
                        and Management                                        24

     Item 13.         Certain Relations and Related Transactions              25

                                   PART IV.

     Item 14.         Exhibits, Financial Statement Schedules, and Reports
                        on Form 8-K                                           27

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
                                                            Officer(2)

------------------------------------

(1)  Position held since August 15, 1996
(2)  Position held since January 31, 1997


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

         Gross profit increased $1.8 million or 27.9%, from $6.5 million in the year ended December 31, 1995 to $8.3 million for the year ended December 31, 1996. As a percentage of sales, gross profit declined from 47.2% in the year ended December 31, 1995 to 46.9% in the year ended December 31, 1996. This decrease in the percentage is a result of expenses related to placing additional demonstration chairs in the field and nominal increase in large chair orders which carried a lower margin.

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

                                    PART III




ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.



         Name                              Age                      Position
         ----                              ---                      --------
Gerald McMillan, PhD(1)                    45               Chairman of the Board and Director

Gerard Smith(1)                            54               President and Chief Executive Officer of the Company,
                                                            President of BodyBilt and Director

P. Michael Sullivan                        43               Senior Vice President and Chief Financial Officer

Drew Congleton(1)                          34               Executive Vice President of Sales of BodyBilt and Director

Robert E. Faust(2)                         57               Director

William Brown Glenn, Jr.(1)                43               Director

Mark McMillan(1)                           41               Director

W. Barton Munro(2)(3)                      54               Director

William Weed(3)                            66               Director


------------------

         (1)     Member of the Acquisition Committee
         (2)     Member of the Audit Committee
         (3)     Member of the Compensation Committee



         Gerald McMillan, PhD, has been Chairman of the Board of Directors of ErgoBilt since its inception on June 12, 1995, and was President from inception to August 15, 1996. Dr. McMillan currently serves as Chairman of the Board of Directors of ErgoBilt pursuant to the terms of that certain Executive Employment Agreement dated October 1, 1996, between ErgoBilt and Dr. McMillan (the "McMillan Employment Agreement"). He was employed as BodyBilt's Director of Marketing from January 1, 1993 to July 31, 1994 and served as a consultant to BodyBilt from August 1, 1994, until the creation of ErgoBilt. He also served as a consultant, directly and indirectly, to BodyBilt during 1991 and 1992. Dr. McMillan taught economics at the University of Dallas Graduate School of Management. He holds a PhD, an MS and a BS in economics from Texas A&M University. Dr. McMillan is the brother of Mark McMillan, a consultant, director and a principal shareholder of the Company.

         Gerard Smith became President and Chief Executive Officer of the Company and a director of ErgoBilt as of August 15, 1996. Mr. Smith became President and Chief Executive Officer of BodyBilt upon completion of the Merger. In August 1994, Mr. Smith formed Smith & Associates, a marketing consulting firm, where he served as President from 1994 to 1996. He also served as Chief Executive Officer of WTA TOUR Players Association, the organization responsible for managing the worldwide women's professional tennis tour, from 1989 to 1994. Mr. Smith previously served as Publisher and Vice Chairman of Newsweek from 1984 to 1989. Mr. Smith was Managing Director of the Los Angeles office of Ogilvy & Mather Advertising from 1978 to 1984. He holds a BA in psychology from Seton Hall University.



         P. Michael Sullivan became Senior Vice President and Chief Financial Officer of ErgoBilt on February 5, 1997. Mr. Sullivan was Vice President, Chief Financial Officer, Secretary and Treasurer for USDATA Corporation from 1978 until he joined the Company. Mr. Sullivan is a certified public accountant and a member of the Texas Society of Certified Public Accountants. He holds a BS in Finance and Accounting from the University of Texas.



         Drew Congleton became a director on February 5, 1997. In March of 1997 Mr. Congleton became BodyBilt's Executive Vice President of Sales. Prior to that time, he had served as National Sales Manager of BodyBilt since 1988. He is a member of the Human Factors and Ergonomic Society and represents BodyBilt on the National Science Foundation Industry/University Cooperative Research Center for Ergonomics at Texas A&M University. Mr. Congleton holds a BS in Organizational Communication from the University of Texas.



         Robert E. Faust became a director of the Company on February 5, 1997. From 1965 to 1996, Mr. Faust served Westinghouse Electric Corporation in various executive and management capacities, including Executive Vice President of Westinghouse Communications, Vice President and Controller of Westinghouse Electric, and Vice President and Controller of Westinghouse Broadcasting. Mr. Faust has served as a director of Duquesne University, Mercy Hospital Foundation, Civic Light Opera of Pittsburgh, and Pittsburgh Hearing, Speech and Deaf Services, Inc., and as Chairman of Information Systems Management Council Manufacturers' Alliance for Productivity and Innovation. He holds a BS and an MBA in Finance from Duquesne University. He is a graduate of the Harvard University Advanced Management Program.



         William Brown Glenn, Jr. became a director of the on February 5, 1997. Mr. Glenn is principally engaged in private investments. Since 1994, Mr. Glenn has been a Vice President of Air Age Services, Inc., a privately-held commercial aircraft maintenance and modification facility. Mr. Glenn was a Senior Vice President of Eastbridge Capital Inc./Eastbridge Asset Management from 1988 to 1994. Eastbridge is a primary dealer to the Federal Reserve and also provides hedge fund management, proprietary trading and investment banking services. Prior to November 1996, Mr. Glenn was a registered representative of APEX Securities, Inc. Mr. Glenn also has held capital markets and corporate finance positions with Merrill Lynch and Smith Barney, Harris Upham, Co. He holds a BA in Business Administration from the University of North Carolina.



         Mark McMillan became a director, and a consultant of the Company on February 5, 1997. Mr. McMillan served as President of BodyBilt from 1994 to 1997 and as Vice-President of

BodyBilt from 1988 to 1994. He holds a BA in Agricultural Economics from Texas A&M University.



         W. Barton Munro became a director of the Company on February 5, 1997. He has served as a management consultant to BodyBilt for the past two years and has provided tax, legal and financial consulting services to various other clients. Mr. Munro has been Vice President, Smith Dairy Queen, Bryan, Texas, since 1991. Mr. Munro served as a tax partner in the Houston office of Peat, Marwick, Mitchell & Co. from 1972 to 1980 and was a Tax Manager in the Dallas office of Price Waterhouse & Co. from 1963 to 1972. Mr. Munro is a certified public accountant and is a member of the Texas Society of Certified Public Accountants. He holds a BBA and a JD from Southern Methodist University.



         William Weed became a director of the Company on February 5, 1997. Mr. Weed has been managing partner of Paul Ray Berndtson, a New York executive search firm, since 1987. Prior to that, he was a Director of The Ogilvy Group, Director of Worldwide Accounts and member of the Personnel Committee for Ogilvy & Mather Worldwide and Chairman of Ogilvy & Mather/Europe, all engaged in advertising and marketing. Mr. Weed also serves the American Red Cross of Greater New York as Vice Chairman of the Board and is a member of the Board's executive and nominating committees. He is a trustee emeritus and a former member of the executive committee of the American Academy in Rome, Italy. He holds a BS from Carleton College and an MBA from Harvard University.



COMMITTEES OF THE BOARD



         Audit Committee. The Company's Board of Directors has established an Audit Committee comprised entirely of independent directors. The functions of the Audit Committee are to make recommendations to the Board of Directors regarding the engagement of the Company's independent accountants and to review with management and the independent accountants the Company's financial statements, basic accounting and financial policies and practices, audit scope and competency of accounting personnel. Members of the Audit Committee are appointed annually by the Board of Directors and serve at the discretion of the Board of Directors until their successors are appointed or their earlier resignation or removal.



         Compensation Committee. The Company's Board of Directors has established a Compensation Committee. The Compensation Committee is responsible for reviewing and making recommendations to the Board of Directors with respect to compensation of executive officers, other compensation matters and awards under the Company's stock option plan. Members of the Compensation Committee are appointed annually by the Board of Directors and serve at the discretion of the Board until their successors are appointed or their earlier resignation or removal.



         Acquisition Committee. The Board of Directors has established an Acquisition Committee. The Acquisition Committee's function is to evaluate potential acquisitions for the Company and make recommendations to the Board of Directors. Members of the Acquisition Committee are appointed annually by the Board of Directors and serve at the discretion of the Board until their successors are appointed or their earlier resignation or removal.

ITEM 11.  EXECUTIVE COMPENSATION.



SUMMARY COMPENSATION TABLE



         The following table sets forth the compensation paid by the Company to certain of its executive officers for services rendered to the Company in all capacities during each of the last two fiscal years.



                                                                              ANNUAL COMPENSATION
                                                   ---------------------------------------------------------
           NAME AND PRINCIPAL                                                                 OTHER ANNUAL
                POSITION                   YEAR         SALARY               BONUS          COMPENSATION (1)
    --------------------------------       ----    -----------------    ---------------     ----------------
Gerald McMillan                            1995           72,377                 -                   -
Chairman of the Board and President        1996           86,852                 -                   -

Drew Congleton                             1995           92,392              30,000                 -
Executive Vice President and National      1996           80,000                 -                   -
Sales Director of BodyBilt and Director

Gerard Smith                               1996          100,000(2)              -                   -
President and Chief Executive Officer
and Director




         (1) Certain of the Company's executive officers receive personal benefits in addition to salary and bonuses. The aggregate amount of such personal benefits, however, does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for any of the named executive officers.



         (2) Includes $77,500 for services rendered pursuant to a consulting services agreement entered into with the Company in July of 1996. This agreement terminated upon the closing of the Offering.



         Companies owed by Gerald McMillan received payments from BodyBilt during 1996. See "Certain Relationships and Related Transactions."



EMPLOYMENT AND CONSULTING AGREEMENTS



         Gerald McMillan. The Company has entered into the McMillan Employment Agreement with Gerald McMillan to serve as Chairman of the Board of Directors of the Company for a term commencing as of October 1, 1996, and continuing for three years from February 5, 1997. Dr. McMillan will receive an annual base salary of $1, be eligible to participate in all Company bonus/ incentive programs and stock option plans and be eligible to receive benefits under all other Company employee benefit plans. The McMillan Employment Agreement contains a non-competition covenant for the term of his employment and for a period of two years thereafter.

         Gerard Smith. ErgoBilt has entered into the Smith Employment Agreement with Gerard Smith to serve as a director and President and Chief Executive Officer of ErgoBilt and BodyBilt, for a term commencing as of August 15, 1996, and continuing for three years after January 31, 1997. Mr. Smith will receive an annual base salary of $125,000 following the closing of the Offering and will be eligible to participate in all Company bonus/incentive programs and stock option plans and to receive benefits under all other Company employee benefit plans. The Smith Employment Agreement also sets forth certain terms under which Mr. Smith is granted registration rights for shares of Common Stock owned by him. Pursuant to the terms of the Smith Employment Agreement, upon Mr. Smith's voluntary termination of employment with the Company, Gerald McMillan has the right to purchase varying amounts of Mr. Smith's shares of Common Stock based upon Mr. Smith's length of service, less that number of shares having a value equal to $500,000, based on the price per share of Common Stock at the Offering. Upon the termination of Mr. Smith's employment with the Company for due cause or the breach of the Smith Employment Agreement by the Company, Dr. McMillan has the right to purchase varying amounts of Mr. Smith's shares of Common Stock, less that number of shares having a value equal to $1,750,000, based on the price per share of Common Stock in the Offering. Upon the occurrence of any triggering event, if Dr. McMillan does not purchase all of the shares he is entitled to purchase, any unpurchased shares may be redeemed by the Company. Mr. Smith has also agreed to a non-competition covenant with ErgoBilt during the term of his employment and for a period of two years thereafter.



         P. Michael Sullivan. ErgoBilt has entered into the Sullivan Employment Agreement with P. Michael Sullivan to serve as Senior Vice President and Chief Financial Officer of the Company for a three-year term commencing as of January 31, 1997. Mr. Sullivan will receive an annual base salary of $85,000 and be eligible to participate in all Company bonus/incentive programs and stock option plans and to receive benefits under all other Company employee benefit plans. Mr. Sullivan has also agreed to a non-competition covenant with the Company during the term of his employment and for a period of two years thereafter.



         Drew Congleton. BodyBilt has entered into an Executive Employment Agreement with Drew Congleton, who became a director and principal shareholder of the Company on January 31, 1997, pursuant to which Mr. Congleton serves as Executive Vice President and National Sales Director of BodyBilt for an initial three-year term. The term shall be automatically renewed for successive one year terms until either party gives written notice of termination 60 days prior to the expiration of a then current term. Mr. Congleton will receive an annual base salary of $80,000 and be eligible to participate in all Company bonus/incentive programs and stock option plans and to receive benefits under all other Company employee benefit plans. The Executive Employment Agreement will include a non-competition covenant for the term of his employment and for a period of three years thereafter.



         Compensation of Directors. Directors who are not also employees of the Company receive $500 per board meeting attended and $200 per board committee meeting attended and are reimbursed for out-of-pocket expenses incurred for attendance at meetings. Under the Company's stock option plan, they will each receive an annual formula grant of nonqualified options to purchase 2,000 shares of Common Stock exercisable at the fair market value on the date of grant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.



         The following table sets forth certain information, as of March 31, 1997, with respect to the beneficial ownership of Common Stock by each current director, each nominee for director, each executive officer included in the Summary Compensation Table, the directors and executive officers as a group and each shareholder known to management to own beneficially more than 5% of the Common Stock. Unless otherwise noted, the persons listed below have sole voting and investment power with respect to such shares.




   Name and Address of                    Number of Shares          Percentage
   Beneficial Owner(1)                   Beneficially Owned        Beneficially Owned
   -------------------                   ------------------        ------------------
Gerald McMillan(2)(4)                         2,054,795                33.9%
Gerard Smith(3)(4)                              664,868                11.0%
Drew Congleton                                  371,429                 6.1%
Robert E. Faust                                      -                  0.0%
William Brown Glenn, Jr.                             -                  0.0%
Mark McMillan(5)                                539,286                 8.9%
W. Barton Munro                                      -                  0.0%
Dr. Richard Troutman                            539,286                 8.9%
William Weed                                         -                  0.0%
All directors and executive
  officers as a Group (8 persons)             3,630,378                59.9%




         (1) The address for Gerald McMillan and Gerard Smith is 5000 Quorum Drive, Suite 147, Dallas, Texas 75240. The address for Drew Congleton is 2815 Manzano Court, College Station, Texas 77845. The address for Mark McMillan is 2506 River Forest, Bryan, Texas 77802. The address for Dr. Richard Troutman is 10225 Collins Avenue, Bal Harbour, Florida 33157.



         (2) Includes 290,880 shares held by a trust for the benefit of Gerald McMillan's three minor children, as to which Gerald McMillan disclaims beneficial ownership.



         (3) Includes 24,933 shares held by the Ashleigh Lynch Smith 1996 Irrevocable Trust for which Mr. Smith is trustee and 24,933 shares held by the Alyssa Kay Smith 1996 Irrevocable Trust for which Mr. Smith is trustee. Mr. Smith disclaims beneficial ownership of all shares held by such trusts.



         (4) The Smith Employment Agreement gives Gerald McMillan and/or the Company the right to purchase varying amounts of the shares of Common Stock beneficially owned by Mr. Smith upon the termination of Mr. Smith's employment with the Company during the three-year term of the Smith Employment Agreement.



         (5) All of the shares of common stock are held of record by Carter Creek Investments, Ltd., a Texas limited partnership, the general partner of which is River Forest Investments, Inc., a Texas corporation wholly-owned by Mark McMillan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.



         During 1996 payments $309,510 were made by BodyBilt to companies owned by Dr. Gerald McMillan, the Chairman of the Board and a principal shareholder of the Company, including the Company, for promotional literature and marketing development. Additionally, in 1996 goods and services, were sold by BodyBilt to ErgoBilt for $76,555 in cash and services.



         Payment in February of 1997 for $229,350 from the net proceeds of the Offering were used to pay certain obligations to Agrivest, Inc., a corporation owned by Mark McMillan ("Agrivest"), for consulting services related to the Merger and this offering. During 1996 BodyBilt also paid Agrivest $103,300 for management services and $5,000, for equipment rental. Additionally, BodyBilt purchased vehicles from Agrivest for $6,133 in 1996.



         In January 1996, BodyBilt entered into a revised Business Management Contract with Agrivest, pursuant to which Agrivest provided accounting and other administrative services. Agrivest received $5,000 a month for bookkeeping and general administrative services and $150 an hour for chief executive officer and chief financial officer services. During the year ended December 31, 1996, BodyBilt paid Agrivest an aggregate of $60,000 pursuant to this contract. This contract was terminated in February of 1997.



         During 1996 BodyBilt purchased $47,901 of furniture and fixtures and building and leasehold improvements from Genemco, Inc., a corporation owned by Mark McMillan.



         All of BodyBilt's loans from The First National Bank of Bryan are guaranteed by Mark McMillan. The total amount of these loans was approximately $2.0 million at December 31, 1996. Mr. McMillan has also guaranteed the Company's obligations to Leggett & Platt, Inc.



         In February of 1997 the Company purchased 17,857 shares of common stock each from Mark McMillan and Dr. Troutman at a purchase price of $6.30 per share, which the Company delivered to the holder of the convertible note upon conversion.



         In October 1996, the Company entered into a Consulting Services Agreement with Mark McMillan, who became a director and a principal shareholder of the Company, for a two-year term commencing on the closing of the Offering. Mr. McMillan will serve as a consultant to the Company with respect to the Company's operations, particularly during the transition period. Mr. McMillan will be compensated at the rate of $150 per hour. Mr. McMillan will be eligible to participate in all Company bonus/incentive programs and stock option plans and to receive benefits under all other Company employee benefit plans. The Consulting Services Agreement includes a non-competition covenant by Mr. McMillan during the term of the agreement and for three years thereafter.



         In connection with the execution and delivery of Mr. Smith's Consulting Services Agreement, Gerald McMillan, Chairman of the Board of Directors of the Company, sold and transferred 664,868 shares of Common Stock to Mr. Smith in exchange for $31,040 in the form of a promissory note bearing interest at 7.5%. Principal and interest accrued are payable on June 27, 1999. Mr. Smith's payment obligation is secured by a pledge of the transferred shares. The Smith Employment Agreement gives Dr. McMillan and/or the Company the right to purchase varying amounts of such shares upon the termination of his employment with the Company, based upon his length of service.



         In 1989, BodyBilt borrowed $75,000 for working capital from Dr. Richard Troutman, a principal shareholder of the Company. The Company repaid the loan in February of 1997.



         The foregoing transactions were among affiliated parties and necessarily involved conflicts of interest. The Company believes that these transactions were on no less favorable terms than were reasonably available from unaffiliated third parties. Except as described above, all agreements pursuant to which the transactions described above in "Certain Transactions" were conducted were terminated on the effective date of the Merger.



         Although the Company has no present intention to do so, it may in the future enter into other transactions incident to its business with its directors, officers, prior shareholders and other affiliates. The Company's policy is that any transaction in the future with an affiliated entity, executive officer or director will be subject to review and approval by a majority of the Company's directors who have no interest in the transaction and will be on no less favorable terms than the Company could obtain from unaffiliated parties.

                                    PART IV




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


 /s/ Gerard Smith                                Date   April 29, 1997
-------------------------------------------             ----------------
Gerard Smith, President, Chief
Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




 /s/ Gerald McMillan                               Date   April 29, 1997
-------------------------------------------             ----------------
Gerald McMillan, Chairman of
the Board of Directors




 /s/ Gerard Smith                                  Date   April 29, 1997
-------------------------------------------             ----------------
Gerard Smith, President, Chief
Executive Officer and Director
(Principal Executive Officer)




 /s/ P. Michael Sullivan                           Date   April 29, 1997
-------------------------------------------             ----------------
P. Michael Sullivan, Senior Vice
President and Chief Financial Officer
(Principal Financial and Accounting Officer)




 /s/ Drew Congleton                                Date   April 29, 1997
-------------------------------------------             ----------------
Drew Congleton, Director




 /s/ Robert E. Faust                               Date   April 29, 1997
-------------------------------------------             ----------------
Robert E. Faust, Director




 /s/ William Brown Glenn, Jr.                      Date   April 29, 1997
-------------------------------------------             ----------------
William Brown Glenn, Jr., Director




 /s/ Mark McMillan                                 Date   April 29, 1997
-------------------------------------------             ----------------
Mark McMillan, Director




 /s/ W. Barton Munro                               Date   April 29, 1997
-------------------------------------------             ----------------
W. Barton Munro, Director




 /s/ William Weed                                  Date   April 29, 1997
-------------------------------------------             ----------------
William Weed, Director

                               INDEX TO EXHIBITS


Exhibit No.                                            Description
-----------                                            -----------
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