Form 10-Q
period 1997-03-31
ERGOBILT INC
filed 1997-05-15
CIK 1023874

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
----- EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

For the transitional period from ____________________ to _____________________

Commission File Number: 0-22077
                        -------


                                 ERGOBILT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              Texas                                           75-2600529
 -------------------------------                        ----------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         identification number)



               5000 Quorum Drive, Suite 147, Dallas, Texas 75240
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)



                                 (972) 233-8504
               -------------------------------------------------
               Registrant's telephone number including area code



             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)



     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                        Yes  X  No
                                                                     ---    ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: $.0001 par value, 6,056,000 shares as of May 14, 1997

                                 ERGOBILT, INC.
                               TABLE OF CONTENTS
                                   FORM 10-Q
                                 March 31, 1997



                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Index to Financial Statements                                        2

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      10



                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15

Item 4.  Submission of Matters to a Vote of Security Holders                 15

Item 6.  Exhibits and Reports on Form 8-K                                    15

Signatures                                                                   16

Index to exhibits                                                            17

                         PART I - FINANCIAL INFORMATION


                         INDEX TO FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----
Consolidated Balance Sheets as of December 31, 1996 and
              March 31, 1997 (unaudited)                                      3

Consolidated Statements of Income for the three month
              periods ended March 31, 1996 (unaudited) and
              1997 (unaudited)                                                5

Consolidated  Statements of Cash Flows for the three month periods ended March 31, 1996 (unaudited) and
              1997 (unaudited)                                                6

Notes to consolidated financial statements                                    8

                                 ERGOBILT, INC.

                          Consolidated Balance Sheets

                      December 31, 1996 and March 31, 1997

                                                                     (unaudited)
                                              December 31,            March 31,
                            Assets               1996                   1997
                                              ------------           -----------
Current assets:
     Cash and cash equivalents                 $    32,150           $ 1,564,255
     Accounts receivable                            28,198             3,266,390
     Inventory                                          --             2,042,191
     Prepaid expenses                                   --               176,880
     Shareholder receivable                             --               201,149
     Other current assets                           90,328                78,593
                                               -----------           -----------
         Total current assets                      150,676             7,329,458
                                               -----------           -----------

Property and equipment:
     Land                                               --                 7,450
     Building and improvements                          --             1,376,418
     Furniture and fixtures                         12,513               192,544
     Equipment                                       9,455               511,019
     Vehicles                                           --               251,070
     Computer equipment                             32,623               493,112
                                               -----------           -----------
                                                    54,591             2,831,613
     Less accumulated depreciation                  10,387               119,236
                                               -----------           -----------
         Property and equipment, net                44,204             2,712,377

Other assets:
     Shareholder receivable                         48,325                49,717
     Offering and merger costs                     661,453                    --
     Goodwill, net                                      --            13,204,076
     Deferred tax assets                            85,543                85,543
     Other assets                                      212               384,329
                                               -----------           -----------
         Total other assets                        795,533            13,723,665
                                               -----------           -----------
                                               $   990,413           $23,765,500
                                               ===========           ===========


                                                                     (Continued)

                                 ERGOBILT, INC.

                                                                                                     (unaudited)
                                                                             December 31,              March 31,
                Liabilities and Shareholders' Equity                             1996                    1997
                                                                             ------------            ------------
Current liabilities:
     Current portion of long-term debt                                       $         --            $    223,654
     Accounts payable                                                             692,490               1,280,308
     Accrued expenses                                                              65,174                 368,058
     Income taxes                                                                      --                 388,123
     Commissions payable                                                               --                 130,058
     Notes payable                                                                500,000                      --
                                                                             ------------            ------------
         Total current liabilities                                              1,257,664               2,390,201
                                                                             ------------            ------------

Long-term debt:
     Notes payable, less current portion                                               --                 834,065

Shareholders' equity:
     Preferred stock, $.01 par value; 10,000,000 shares authorized                     --                      --
     Common stock, $.0001 par value; 20,000,000 shares authorized;
       2,770,285 and 6,056,000 shares issued and outstanding
       at December 31, 1996 and March 31, 1997, respectively                          277                     606
     Additional paid-in capital                                                       823              20,368,722
     Retained earnings (deficit)                                                 (268,351)                171,906
                                                                             ------------            ------------
         Total shareholders' equity                                              (267,251)             20,541,234
                                                                             ------------            ------------
                                                                             $    990,413            $ 23,765,500
                                                                             ============            ============



See accompanying notes to consolidated financial statements.

                                 ERGOBILT, INC.

                       Consolidated Statements of Income

           For the three month periods ended March 31, 1996 and 1997
                                  (Unaudited)

                                                          1996                   1997
                                                       -----------            -----------
Sales                                                  $   136,709            $ 3,731,267

Cost of sales                                               36,602              1,878,652
                                                       -----------            -----------
    Gross profit                                           100,107              1,852,615

Selling, general and administrative expenses                64,056              1,167,142
                                                       -----------            -----------
    Operating income                                        36,051                685,473

Interest expense and other, net                                 --                 (9,917)
                                                       -----------            -----------
    Income before income taxes                              36,051                695,390

Income tax expense (benefit)                               (12,076)               255,133
                                                       -----------            -----------
    Net income                                         $    48,127            $   440,257
                                                       ===========            ===========


Net income per share                                   $      0.02            $      0.09
                                                       ===========            ===========
Weighted average common and common
    equivalent shares outstanding                        2,770,285              4,732,666
                                                       ===========            ===========


See accompanying notes to consolidated financial statements.

                                ERGOBILT, INC.

                     Consolidated Statements of Cash Flows

           For the three month periods ended March 31, 1996 and 1997
                                  (Unaudited)

                                                                                1996                     1997
                                                                             ------------            ------------
Cash flows from operating activities:
     Net income                                                              $     48,127            $    440,257
     Adjustment to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                             2,121                  96,169
          Deferred income taxes                                                   (11,376)                      -
     Changes in assets and liabilities:
          Accounts receivable                                                          29              (1,214,254)
          Inventory                                                                     -                (154,048)
          Prepaid expenses                                                              -                  22,229
          Taxes payable                                                              (700)                297,976
          Other current assets                                                          -                  10,586
          Shareholder receivable                                                   (8,821)                 18,762
          Other noncurrent assets                                                       -                (344,225)
          Accounts payable                                                          2,049                 210,717
          Accrued expenses                                                            909                 243,241
          Commissions payable                                                           -                 (37,938)
          Other                                                                         -                  53,666
                                                                             ------------            ------------
               Net cash provided by (used in) operating activities                 32,338                (356,862)
                                                                             ------------            ------------
Cash flows from investing activities
          Purchase of property and equipment                                      (12,255)               (238,819)
          Acquisition of BodyBilt, net of cash acquired                                 -              (5,131,484)
                                                                             ------------            ------------
               Net cash used in investing activities                              (12,255)             (5,370,303)
                                                                             ------------            ------------
Cash flows from financing activities:
          Issuance of common stock, net of costs                                        -              10,485,140
          Purchase of common stock                                                      -                (224,995)
          Proceeds from borrowings                                                      -               1,140,000
          Repayment of borrowings                                                       -              (4,140,875)
          Offering and merger costs                                               (19,158)                      -
                                                                             ------------            ------------
               Net cash provided by (used in) financing activities                (19,158)              7,259,270
                                                                             ------------            ------------
Net increase in cash                                                                  925               1,532,105
Cash and cash equivalents at beginning of period                                   14,150                  32,150
                                                                             ------------            ------------
Cash and cash equivalents at end of period                                   $     15,075            $  1,564,255
                                                                             ============            ============



                                                                     (Continued)

                                ERGOBILT, INC.

                                                                      1996              1997
                                                                   -----------       -----------
Supplemental disclosure of noncash financing activities:
          Common stock issued in acquisition of BodyBilt           $        --       $10,399,856
                                                                   ===========       ===========
          Common stock issued to repay note payable                $        --       $   249,994
                                                                   ===========       ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                                 $        --       $    35,676
                                                                   ===========       ===========
          Income taxes                                             $        --       $   256,178
                                                                   ===========       ===========


See accompanying notes to consolidated financial statements.

                                 ERGOBILT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1 - Financial Statements

         The accompanying unaudited Consolidated Financial Statements include the accounts of ErgoBilt, Inc. and its wholly owned subsidiary (the "Company").

         The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Note 2 - Cash and Cash Equivalents

         The carrying amount for cash and cash equivalents in not materially different than fair market value due to the short maturities of the instruments and/or their respective interest rates.

Note 3 - Stock Split

         The Company affected a 2,770-for-1 stock split in January 1997. The effects of the stock split have been retroactively applied to the financial statements.

Note 4 - Issuance of Common Stock and Warrants

         On February 5, 1997 the Company closed its initial public offering for the sale of 1,700,000 shares of common stock at a price of $7 per share. On March 18, 1997, the underwriters exercised their overallotment provision and issued an additional 100,000 shares of the Company's common stock at a price of $7 per share. The Company received approximately $9,900,000 in net proceeds as a result of this offering and the underwriters exercise of their overallotment. On February 5, 1997 the Company issued to the underwriters warrants to purchase 170,000 shares of common stock at a price of 120% of the price to the public exercisable over a period of four years commencing one year from February 3, 1997.


                                                                     (Continued)

                                 ERGOBILT, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 5 - Business Acquisition

         BodyBilt Seating, Inc. ("BodyBilt") was merged into a wholly-owned subsidiary of the Company on February 5, 1997. As consideration for the merger, the shareholders of BodyBilt received $17.6 million payable in a combination of cash ($7.2 million), 780,630 shares of common stock of the Company valued at $5.46 million and 705,085 shares of Series A Preferred Stock of the Company valued at $4.94 million, which was immediately converted into 705,085 shares of common stock. BodyBilt is a developer, manufacturer and marketer of customized, high-end ergonomic products. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of BodyBilt have been included in the Company's consolidated financial statements from February 1, 1997. The excess of the purchase price over the fair value of the net identifiable assets acquired of $13.3 million has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

         The following unaudited pro forma financial information presents the combined results of operations of the Company and BodyBilt as if the acquisition had occurred as of the beginning of 1996 and 1997, after giving effect to certain adjustments. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisition occurred at the beginning of the periods presented.

                                                          (unaudited)
                                                 Three months ended March 31,
                                                -----------------------------
                                                  1996                 1997
                                                  ----                 ----
         Net sales                            $ 3,582,032          $ 4,671,518
         Net income (loss)                        (27,000)             384,756
         Net income (loss) per share                 (.01)                 .06

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         On February 5, 1997 BodyBilt, Inc. ("BodyBilt") was merged into a wholly-owned subsidiary of the Company (the "Merger"). BodyBilt is a developer, manufacturer and marketer of customized, high-end ergonomic products.

         The financial statements for 1997 included in this 10-Q comprise the operations of BodyBilt from February 1, 1997 through March 31, 1997 and the operations of ErgoBilt, Inc. from January 1, 1997 to March 31, 1997. BodyBilt's operations for 1996 are not included in the financial statements, as that predates the acquisition. For selected financial data presented on a pro forma basis as if the acquisition took place at the beginning of the periods presented see financial statement footnote number 5.

         The operations of ErgoBilt are discussed under the heading "ErgoBilt" below. The remainder of Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the operations of BodyBilt. Following the Merger, BodyBilt became the operating company, and ErgoBilt became the parent company. The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes thereto included elsewhere in this Form 10-Q.


ERGOBILT

         Since its incorporation in 1995, ErgoBilt's operations have consisted primarily of providing advertising and marketing services to BodyBilt, conducting activities necessary to complete the Merger and the Company's initial public offering (the "Offering") and conducting other activities necessary to plan for the operations of ErgoBilt and BodyBilt. ErgoBilt's operating income for the quarter ended March 31, 1996 was $36,051. For the quarter ended March 31, 1997, ErgoBilt had income from operations of $685,473. The increase in operating income was due primarily to the inclusion of BodyBilt's operations.

BODYBILT

         The following table sets forth certain unaudited quarterly financial information for BodyBilt for the periods indicated. The table does not include the amortization of goodwill in the amount of $55,000 for the two months subsequent to the acquisition. This comparative information will be used for the accompanying "Management Discussion and Analysis" as management believes this is the most relevant information for comparing the ongoing operations of the Company.

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                          1996             1997
                                                         ------           ------
                                                              (in thousands)
Sales                                                    $3,582           $4,671
Cost of sales                                             1,990            2,484
                                                         ------           ------
Gross profit                                              1,592            2,187
Selling, general and administrative expenses              1,536            1,260
                                                         ------           ------
Operating income                                             56              927
Interest expense and other, net                              38               34
                                                         ------           ------
Income before income taxes                               $   18           $  893
                                                         ======           ======


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

         In the first quarter of 1997, BodyBilt expanded its direct sales force from 17 to 21 individuals and continues to retain the services of 21 independent sales representatives. In the first quarter of 1997, BodyBilt also strengthened its sales organization by adding a national sales manager, appointing a national accounts manager to focus on increasing market penetration and restructuring its customer service and sales organizations to be more responsive to the customers.

         BodyBilt also entered into a license agreement with Computer Translation Systems and Support, Inc., "C.T.S.S." during the first quarter of 1997. This license agreement contributed significant sales, gross profit and operating profit to BodyBilt's first quarter results. The C.T.S.S. product, called the Fon'iks Writer, is a state-of-the-art proprietary computer and keyboard system, designed to facilitate voice-to-text transcription and data capture services by substantially reducing the number of keystrokes necessary for operation. C.T.S.S. contributed 11.1% of BodyBilt's first quarter revenue and 12.1% of the gross profit.


         Sales of BodyBilt increased $1.1 million, or 30.4%, from $3.6 million for the quarter ended March 31, 1996, to $4.7 million for the quarter ended March 31, 1997. Units sold increased by 1,344, or 21.3%, from 6,319 for the quarter ended March 31, 1996, to 7,663 for quarter ended March 31, 1997. This sales increase was attributable to heightened focus of the Company's sales, marketing and customer support groups on the dealer and representative sales channel, increased acceptance of the Company's ergonomic products and solutions, the addition of revenue due to the C.T.S.S. license agreement and several large chair orders that were shipped in the first quarter.

         Gross profit increased $595,000 or 37.4%, from $1.6 million in the quarter ended March 31, 1996, to $2.2 million in the quarter ended March 31, 1997. As a percentage of sales, gross profit increased from 44.4% in the quarter ended March 31, 1996 to 46.8% for quarter ended March 31, 1997. This increase in the percentage is a result of manufacturing efficiencies resulting from higher chair shipments, a reduction in the parts cost of several on the key components used in manufacturer of the Company's chairs and higher gross profit margins on the C.T.S.S. products.

         Selling, general and administrative expenses decreased by $276,000, or 18.0%, from $1.5 million for the quarter ended March 31, 1996, to $1.3 million in the quarter ended March 31, 1997. As a percentage of sales, selling, general and administrative expense decreased from 42.9% in the quarter ended March 31, 1996, to 27.0% for quarter ended March 31, 1997. This decrease was attributable to a more focused plan in advertising and marketing which resulted in lower costs, a reduction in the cost associated with consulting and professional fees and S,G&A costs related to C.T.S.S. sales that are below the percentage of sales typically experienced by BodyBilt.

         Operating income increased by $871,000, or 1,555%, from $56,000 for the quarter ended March 31, 1996, to $927,000 for the quarter ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flow. At March 31, 1997 the Company had cash and equivalents of approximately $1,564,000. Since inception the Company has financed its operations primarily through the issuance of debt and equity, and through cash generated by operations.

         The Company maintains a bank line of credit through BodyBilt. Historically, BodyBilt has satisfied its cash requirements through profitable operations and borrowings under its bank line of credit.

         The Company's future cash requirements for the remainder of 1997, and beyond, will depend primarily upon its level of sales, the timing of inventory purchases, expenditures on new product development, implementation of marketing programs, capital expenditures and possible strategic acquisitions.

         Operating activities provided (used) cash totaling $32,338 and $(356,862) for the quarters ended March 31, 1996 and 1997, respectively. The primary use of cash in operating activities has been to fund increases in accounts receivable and inventories resulting from BodyBilt's rapid growth.

         Investing activities used cash totaling $12,255 and $5,370,303 for the quarters ended March 31, 1996 and 1997, respectively. Substantially all of the cash used in the first quarter of 1997 was used in the acquisition of BodyBilt, the remainder used during these periods related to capital expenditures. BodyBilt anticipates continuing to make limited capital expenditures in connection with plant, equipment, software and computer equipment improvements.

         Financing activities provided (used) cash totaling $(19,158) and $7,259,270 for the quarters ended March 31, 1996 and 1997, respectively. The Company's initial public offering, referred to in financial statement footnote number 4, provided approximately $10,500,000 in cash proceeds net of costs in the first quarter of 1997. Additionally, proceeds from borrowings were utilized primarily to provide working capital.

         Asset Management. BodyBilt typically sells its products and services on net 30 day terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. BodyBilt had trade accounts receivable of $3.3 million at March 31, 1997. The number of days' sales outstanding in trade accounts receivable were 65 days for the same period. Bad debt expense as a percentage of total revenue for this period was negligible. BodyBilt maintains no allowance for doubtful accounts.

         BodyBilt attempts to keep its raw materials inventory low to minimize the risk of obsolescence. BodyBilt also attempts to maintain the minimum level of such inventory necessary to meet its near term manufacturing requirements by relying on just-in-time delivery of products from its principal suppliers. Inventory turnover was 5.3 times for the quarter ended March 31, 1997.

         Credit Facilities. BodyBilt maintains a revolving line of credit facility with The First National Bank of Bryan (the "Line of Credit"). Borrowings under the Line of Credit are utilized primarily for working capital to finance inventory and receivables. Historically, the Line of Credit was also used to finance distributions to the BodyBilt Shareholders. Borrowings under the Line of Credit bear interest at a Bank's prime rate per annum. The Line of Credit is secured by a first lien on the accounts receivable and inventory of BodyBilt and the proceeds of a life insurance policy insuring the life of BodyBilt's former President, Mark McMillan. The Line of Credit is personally guaranteed by Mark McMillan. At March, 1997, the interest rate on the Line of Credit was 8.50% and total borrowings under the Line of Credit were $425,000. The remaining available credit under the Line of Credit, subject to borrowing base limitations which are generally computed as a percentage of various classes of eligible accounts receivable and qualifying inventory, was $941,194 at March 31, 1997.

         In May 1994, BodyBilt purchased a building and land that was formerly a large retail facility, in Navasota, Texas. During the summer of 1994, BodyBilt moved its manufacturing and administrative operations from leased facilities to the Navasota facility. Since June 1994, this facility has undergone significant renovations, improvements and equipment additions. The merger and improvement of this facility was financed through an amortizing bank loan from The First National Bank of Bryan in the principal amount of $571,000, currently bearing interest at the bank's prime rate plus 0.75% per annum and maturing in the year 2000. At March 31, 1997, the interest rate on this loan was 9.75% and the outstanding principal balance was $430,111. The loan is secured by a lien on the facility and by a life insurance policy insuring the life of Mark McMillan. This loan is personally guaranteed by Mark McMillan.

         At March 31, 1997, BodyBilt also had other term note obligations to the First National Bank of Bryan aggregating approximately $203,000 the proceeds of which were used to fund working capital and equipment and vehicle purchases.

         On September 6, 1996, ErgoBilt obtained a $500,000 loan from Summit Partners Management Co. ("Summit") to fund the Merger and expenses relating to the Company's initial public offering (the "Offering"). The convertible note evidencing this loan (the "Convertible Note") was repaid in part from the proceeds of the Company's Offering and by conversion into shares of Common Stock at the initial offering price per share (one-half of the principal balance of the loan). The interest rate on this loan was 8.0% per annum and was scheduled to mature on September 6, 1997. The Convertible Note was secured by a pledge of certain assets of Gerald McMillan. In connection with the issuance of the Convertible Note, Dr. McMillan sold 34,000 shares of Common Stock to Summit, and the Company agreed to issue to Summit at the closing of the Offering a warrant to acquire up to 51,000 shares of Common Stock at a price of 120% of the price to public exercisable over a period of four years commencing one year after issuance. The shares of Common Stock sold to Summit and the Common Stock issuable upon exercise of the lender's warrant are subject to certain registration rights.

         INFLATION. The cost of raw materials and component parts, salaries and manufacturing wages have increased modestly. The increases have not had a significant effect on BodyBilt's results of operations because of substantially increasing sales volumes and relatively stable product prices.

         NEW ACCOUNTING PRONOUNCEMENTS. Effective December 1997, the Company will be required to adopt ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 introduces the concept of basic earnings per share, which represents net income divided by the weighted average common shares outstanding - without the dilutive effects of common stock equivalents (options, warrants, etc.). Diluted earnings per share will continue to be reported when SFAS No. 128 is adopted.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         The Company is involved from time to time in various legal proceedings and claims incident to the normal conduct of its business. The Company believes that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on the Company's results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         A written Consent of Shareholders in Lieu of Meeting dated February 1997 to increase the number of directors of the Company to eight and to elect as directors Drew Congleton, Robert E. Faust, William Brown Glenn, Jr., Mark A. McMillan, W. Barton Munro and William Weed to be effective upon the consummation of the BodyBilt Seating, Inc. merger, to serve for a one year term or until their respective successors are elected and qualified.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  See Exhibit Index beginning on page 17 of this Form 10-Q.


         (b)      Reports on Form 8-K.

                           On February 7, 1997, the Company filed a Current
                  Report on Form 8-K to report under Items 2 and 7 the Company's merger of BodyBilt Seating, Inc., a manufacturer of premium-priced ergonomic office chairs since 1988. BodyBilt was merged into ErgoBilt's wholly owned subsidiary, EB Subsidiary, Inc., which was formed for the purposes of the merger.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    ErgoBilt, Inc.
--------------------------------
    (Registrant)




 /s/ Gerard Smith                                        Date   May 15, 1997
--------------------------------                                ----------------
Gerard Smith, President, Chief
Executive Officer and Director



 /s/ P. Michael Sullivan                                 Date   May 15, 1997
--------------------------------                                ----------------
P. Michael Sullivan, Senior Vice
President and Chief Financial
Officer
(Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit No.                       Description
-----------                       -----------
   27.1                 Financial Data Schedule (for EDGAR filing purposes only)