Form 10-Q/A
period 1997-03-31
ERGOBILT INC
filed 1997-05-23
CIK 1023874

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-Q/A




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

                                 FORM 10-Q/A

                                 March 31, 1997




                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Index to Financial Statements                                        2

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      10



                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15

Item 4.  Submission of Matters to a Vote of Security Holders                 15

Item 6.  Exhibits and Reports on Form 8-K                                    16

Signatures                                                                   17

Index to exhibits                                                            18

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


         The financial statements for 1997 included in this 10-Q/A comprise the operations of BodyBilt from February 1, 1997 through March 31, 1997 and the operations of ErgoBilt, Inc. from January 1, 1997 to March 31, 1997. BodyBilt's operations for 1996 are not included in the financial statements, as that predates the acquisition. For selected financial data presented on a pro forma basis as if the acquisition took place at the beginning of the periods presented see financial statement footnote number 5.



         The operations of ErgoBilt are discussed under the heading "ErgoBilt" below. The remainder of Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the operations of BodyBilt. Following the Merger, BodyBilt became the operating company, and ErgoBilt became the parent company. The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes thereto included elsewhere in this Form 10-Q/A.



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

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.


         The seat design used in certain BodyBilt chairs, which accounted for sales of approximately $1.2 million and $1.8 million for the years ended December 31, 1995 and 1996, respectively, is derived from a design patented by Dr. Jerome Congleton (the "Congleton Patent"). Dr. Congleton granted a license to manufacture seats using the Congleton Patent to both BodyBilt and Ergonomics Chairs, Inc., predecessor in interest to Neutral Posture Ergonomics, Inc. ("NPE"). Under the terms of this license agreement and related agreements, if more than 50% of the outstanding capital stock of BodyBilt is transferred, its license to manufacture chairs under the Congleton Patent will terminate. Accordingly, as a result of the Merger, BodyBilt no longer holds a license of the Congleton Patent. However, an agreement executed in connection with a 1991 settlement of litigation between BodyBilt, NPE and Dr. Congleton provides that a successor to BodyBilt has the right to manufacture, market, distribute and sell commercial, industrial and laboratory chairs using the Congleton Patent, although such successor may not advertise its use of the Congleton Patent. The Company believes that the restriction on advertising this patent will have no material impact on its business.

         Recently, BodyBilt and its counsel received correspondence from NPE and Dr. Congleton asserting that a license is required for BodyBilt to continue to manufacture seats using the Congleton Patent. NPE has also notified BodyBilt that Dr. Congleton assigned his patent to NPE. However, based upon the advise of counsel, BodyBilt believes that under the 1991 settlement, and for other reasons, no such license in necessary. BodyBilt has filed a declaratory judgement action against Dr. Congleton in the Southern District of Texas, Houston Division alleging that his assignment of the patent to NPE was a breach of the 1991 settlement agreement. In this law suit, BodyBilt seeks a declaration that the assignment to NPE be null and void, seeks damages for Dr. Congleton's breach of the 1991 Settlement Agreement and makes demand for Dr. Congleton to defend and indemnify BodyBilt. The case is in its inception and no discovery has been conducted.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.


                  See Exhibit Index beginning on page 18 of this Form 10-Q/A.



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





 /s/ Gerard Smith                                        Date   May 23, 1997
--------------------------------                                ----------------
Gerard Smith, President, Chief
Executive Officer and Director



 /s/ P. Michael Sullivan                                 Date   May 23, 1997
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