Form 10-Q
period 1997-06-30
ERGOBILT INC
filed 1997-08-13
CIK 1023874

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 --- SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               -------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 --- SECURITIES EXCHANGE ACT OF 1934

For the transitional period from                      to
                                 --------------------    ---------------------

Commission File Number: 0-22077
                        -------

                                 ERGOBILT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Texas                                            75-2600529
-------------------------------                         ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         identification number)

             5000 Quorum Drive, Suite 147, Dallas, Texas    75240
            -------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)

                                 (972) 233-8504
               -------------------------------------------------
               Registrant's telephone number including area code

        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: $.0001 par value, 6,056,000 shares as of August 11, 1997

                                 ERGOBILT, INC.
                               TABLE OF CONTENTS
                                   FORM 10-Q
                                 June 30, 1997



                                                                          Page
                                                                          ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Index to Financial Statements                                      2

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      11



                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 17

Item 6.  Exhibits and Reports on Form 8-K                                  17

Signatures                                                                 18

Index to exhibits                                                          19

                         PART I - FINANCIAL INFORMATION


                         INDEX TO FINANCIAL STATEMENTS



                                                                        Page
                                                                        ----
Consolidated Balance Sheets as of December 31, 1996 and
        June 30, 1997 (unaudited)                                         3

Consolidated  Statements of Income for the six month periods ended
        June 30, 1996 (unaudited) and 1997 (unaudited) and for
        the quarter ended June 30, 1996 (unaudited) and 1997
        (unaudited)                                                       5

Consolidated Statements of Cash Flows for the six month
        periods ended June 30, 1996 (unaudited) and
        1997 (unaudited)                                                  6

Notes to consolidated financial statements                                8

                                 ERGOBILT, INC.

                          Consolidated Balance Sheets

                      December 31, 1996 and June 30, 1997

                                  (unaudited)

                                         December 31,       June 30,
                        Assets              1996             1997
                        ------           -----------     -----------
Current assets:
     Cash and cash equivalents           $    32,150     $ 1,790,593
     Accounts receivable                      28,198       4,496,929
     Inventory                                    --       2,306,193
     Prepaid expenses                             --         257,498
     Other current assets                     90,328          93,573
                                         -----------     -----------
         Total current assets                150,676       8,944,786
                                         -----------     -----------

Property and equipment:
     Land                                         --           7,450
     Building and improvements                    --       1,394,945
     Furniture and fixtures                   12,513         232,376
     Equipment                                 9,455         530,274
     Vehicles                                     --         344,944
     Computer equipment                       32,623         627,585
                                         -----------     -----------
                                              54,591       3,137,574
     Less accumulated depreciation            10,387         120,663
                                         -----------     -----------
         Property and equipment, net          44,204       3,016,911

Other assets:
     Shareholder receivable                   48,325          84,818
     Offering and merger costs               661,453              --
     Goodwill, net                                --      10,033,460
     Deferred tax assets                      85,543          85,543
     Other assets                                212         820,541
                                         -----------     -----------
         Total other assets                  795,533      11,024,362
                                         -----------     -----------
                                         $   990,413     $22,986,059
                                         ===========     ===========


                                                                    (Continued)

                                 ERGOBILT, INC.

                                                                                          (unaudited)
                                                                        December 31,       June 30,
                    Liabilities and Shareholders' Equity                    1996             1997
                    ------------------------------------                ------------      -----------
Current liabilities:
     Current portion of long-term debt                                  $         --      $   809,224
     Accounts payable                                                        692,490        1,031,455
     Accrued expenses                                                         65,174          517,637
     Income taxes                                                                 --          405,969
     Commissions payable                                                          --          222,898
     Notes payable                                                           500,000               --
                                                                        ------------      -----------
         Total current liabilities                                         1,257,664        2,987,183
                                                                        ------------      -----------

Long-term debt:
      Notes payable, less current portion                                         --        1,905,075

Shareholders' equity:
      Preferred stock, $.01 par value; 10,000,000 shares authorized               --               --
      Common stock, $.0001 par value; 20,000,000 shares authorized;
        2,770,285 and 6,056,000 shares issued and outstanding
        at December 31, 1996 and June 30, 1997, respectively                     277              606
     Additional paid-in capital                                                  823       17,257,051
     Retained earnings (deficit)                                            (268,351)         836,144
                                                                        ------------      -----------
         Total shareholders' equity                                         (267,251)      18,093,801
                                                                        ------------      -----------
                                                                        $    990,413      $22,986,059
                                                                        ============      ===========


See accompanying notes to consolidated financial statements.

                                 ERGOBILT, INC.

                       Consolidated Statements of Income

                                  (Unaudited)


                                                      Six Months Ended                  Three Months Ended
                                                           June 30,                          June 30,
                                                 ----------------------------      ----------------------------
                                                    1996             1997             1996             1997
                                                 -----------      -----------      -----------      -----------
Sales                                            $   187,771      $ 9,695,358      $    51,062      $ 5,964,091
Cost of sales                                         96,573        5,225,064           59,971        3,346,412
                                                 -----------      -----------      -----------      -----------
    Gross profit                                      91,198        4,470,294           (8,909)       2,617,679

Selling, general and administrative expenses         113,817        2,748,791           49,761        1,581,649
                                                 -----------      -----------      -----------      -----------
    Operating income                                 (22,619)       1,721,503          (58,670)       1,036,030

Interest expense and other, net                      (10,125)         (23,905)         (10,125)         (13,988)
                                                 -----------      -----------      -----------      -----------
    Income before income taxes                       (12,494)       1,745,408          (48,545)       1,050,018

Income tax expense (benefit)                              --          640,912           12,076          385,779
                                                 ===========      ===========      ===========      ===========
    Net income                                   $   (12,494)     $ 1,104,496      $   (60,621)     $   664,239
                                                 ===========      ===========      ===========      ===========

Net income per share                             $     (0.00)     $      0.20      $     (0.02)     $      0.11
                                                 ===========      ===========      ===========      ===========

Weighted average common and common
    equivalent shares outstanding                  2,770,285        5,402,248        2,770,285        6,061,398
                                                 ===========      ===========      ===========      ===========


See accompanying notes to consolidated financial statements.

                                 ERGOBILT, INC.

                     Consolidated Statements of Cash Flows

             For the six month periods ended June 30, 1996 and 1997
                                  (Unaudited)

                                                                         1996              1997
                                                                       --------      ------------
Cash flows from operating activities:
     Net income                                                        $(12,494)     $  1,104,496
     Adjustment to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                   4,244           215,891
     Changes in assets and liabilities:
          Accounts receivable                                            14,759        (2,444,793)
          Inventory                                                          --          (418,050)
          Prepaid expenses                                                   --           (58,389)
          Taxes payable                                                      --           315,822
          Other current assets                                               --            (3,245)
          Shareholder receivable                                             --           183,661
          Other noncurrent assets                                       (38,485)         (780,437)
          Accounts payable                                                1,946           (38,136)
          Accrued expenses                                               51,637           392,820
          Commissions payable                                                --            54,902
          Other                                                              --            53,666
                                                                       --------      ------------
               Net cash provided by (used in) operating activities       21,607        (1,421,792)
                                                                       --------      ------------

Cash flows from investing activities
          Purchase of property and equipment                            (20,279)         (612,460)
          Loan to shareholder                                            (8,362)               --
          Acquisition of BodyBilt, net of cash acquired                      --        (5,131,484)
                                                                       --------      ------------
               Net cash used in investing activities                    (28,641)       (5,743,944)
                                                                       --------      ------------

Cash flows from financing activities:
          Issuance of common stock, net of costs                             --        10,493,469
          Purchase of common stock                                           --          (224,995)
          Proceeds from borrowings                                           --         4,079,523
          Repayment of borrowings                                            --        (5,423,818)
          Offering and merger costs                                          --                --
                                                                       --------      ------------
               Net cash provided by (used in) financing activities           --         8,924,179
                                                                       --------      ------------

Net increase in cash                                                     (7,034)        1,758,443
Cash and cash equivalents at beginning of period                         14,150            32,150
                                                                       ========      ============
Cash and cash equivalents at end of period                             $  7,116      $  1,790,593
                                                                       ========      ============


                                                                    (Continued)

                                 ERGOBILT, INC.

                                                                                       1996             1997
                                                                                   -------------     ----------
Supplemental disclosure of noncash financing activities:
          Common stock issued in acquisition of BodyBilt                           $          --     $7,280,004
                                                                                   =============     ==========
          Common stock issued to repay note payable                                $          --     $  249,994
                                                                                   =============     ==========


Supplemental disclosures of cash flow information: Cash paid during the period for:
          Interest                                                                 $          --     $   11,386
                                                                                   =============     ==========
          Income taxes                                                             $          --     $  502,601
                                                                                   =============     ==========


See accompanying notes to consolidated financial statements.

                                 ERGOBILT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1 - Financial Statements

        The accompanying unaudited Consolidated Financial Statements include the accounts of ErgoBilt, Inc. and its wholly owned subsidiary, BodyBilt, Inc. (the "Company").

        The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

Note 4 - Issuance of Common Stock and Warrants

        On February 5, 1997 the Company closed its initial public offering for the sale of 1,700,000 shares of common stock at a price of $7 per share. On March 18, 1997, the underwriters exercised their overallotment provision and issued an additional 100,000 shares of the Company's common stock at a price of $7 per share. The Company received approximately $9,900,000 in net proceeds as a result of this offering and the underwriters exercise of their over-allotment. On February 5, 1997 the Company issued to the underwriters warrants to purchase 170,000 shares of common stock at a price of 120% of the price to the public exercisable over a period of four years commencing one year from February 3, 1997.


                                                                    (Continued)

                                 ERGOBILT, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 5 - Business Acquisition

        BodyBilt Seating, Inc. ("BodyBilt") was merged into a wholly owned subsidiary of the Company on February 5, 1997. As consideration for the merger, the shareholders of BodyBilt received $17.6 million payable in a combination of cash ($7.2 million), 780,630 shares of common stock of the Company valued at $3.8 million ($4.90 per share) and 705,085 shares of Series A Preferred Stock of the Company valued at $3.5 million ($4.90 per share), which was immediately converted into 705,085 shares of common stock. The valuation of the Company's stock stated above is based upon an independent valuation obtained by the Company which includes, the trading restrictions associated with these shares of common stock pursuant to Rule 144, as promulgated by the Securities and Exchange Commission. These shares were originally valued at the initial public offering price of $7 per share. As a result of this change, the amount of the purchase price attributable to goodwill has been adjusted from its original amount of $13.3 million to $10.1 million. The Company has recorded the related adjustments in the second quarter of 1997.

        BodyBilt is a developer, manufacturer and marketer of customized, high-end ergonomic products. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of BodyBilt have been included in the Company's consolidated financial statements from February 1, 1997. The excess of the purchase price over the fair value of the net identifiable assets acquired of $10.1 million has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

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

                                                           (unaudited)
                                                        Six Months Ended
                                                            June 30,
                                                     1996               1997
                                                  ----------         -----------
Net sales                                         $7,431,996         $10,635,609
Net income (loss)                                    295,323           1,048,995
Net income (loss) per share                              .05                 .17

                                 ERGOBILT, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Note 6 - Stock Option Plan

        The board of directors and shareholders of the Company have approved the ErgoBilt 1996 Stock Option Plan (the Stock Option Plan). The Stock Option Plan authorizes the Company to award 400,000 shares of common stock to be used for incentive stock options and nonqualified stock options or restricted stock grants. During the second quarter of 1997 the Company began granting options pursuant to the Stock Option Plan. The Company granted 91,000 options on April 25, 1997 at an exercise price of $5.25.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         On February 5, 1997 BodyBilt, Inc. ("BodyBilt") was merged into a wholly owned subsidiary of the Company (the "Merger"). BodyBilt is a developer, manufacturer and marketer of customized, high-end ergonomic products.

         The financial statements for 1997 included in this Form 10-Q comprise the operations of BodyBilt from February 1, 1997 through June 30, 1997 and the operations of ErgoBilt, Inc. from January 1, 1997 to June 30, 1997. BodyBilt's operations for 1996 are not included in the financial statements, as that predates the acquisition. For selected financial data presented on a pro forma basis as if the acquisition took place at the beginning of the periods presented see financial statement footnote number 5.

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


ERGOBILT

         Since its incorporation in 1995 until February 1997, ErgoBilt's operations have consisted primarily of providing advertising and marketing services to BodyBilt, conducting activities necessary to complete the Merger and the Company's initial public offering (the "Offering") and other activities necessary to plan for the operations of ErgoBilt and BodyBilt. ErgoBilt's operating income (loss) for the six months ended June 30, 1996 and 1997 was ($22,619) and $1,721,503, respectively. For the quarters ended June 30, 1996 and 1997, ErgoBilt had operating income (loss) of ($58,670) and $1,036,030, respectively. These increases in operating income were due primarily to the inclusion of BodyBilt's operations.

BODYBILT

         The following table sets forth certain unaudited financial information for BodyBilt for the periods indicated. The table does not include the amortization of goodwill subsequent to the acquisition. This comparative information will be used for the accompanying "Management Discussion and Analysis" as management believes this is the most relevant information for comparing the ongoing operations of the Company.

                                                  Six Months Ended      Three Months Ended
                                                      June 30,               June 30,
                                                 ------------------     ------------------
                                                  1996       1997        1996        1997
                                                 ------     -------     ------      ------
                                                              (in thousands)
Sales                                            $7,432     $10,636     $3,850      $5,964
Cost of sales                                     3,985       5,830      1,995       3,346
                                                 ------     -------     ------      ------
Gross profit                                      3,447       4,806      1,855       2,618
Selling, general and administrative expenses      2,755       2,571      1,219       1,311
                                                 ------     -------     ------      ------
Operating income                                    692       2,235        636       1,307

Interest expense and other, net                      76          56         38          21
                                                 ------     -------     ------      ------
Income before income taxes                       $  616     $ 2,179     $  598      $1,286
                                                 ======     =======     ======      ======


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

         During the second quarter of 1997, BodyBilt enhanced its National Accounts marketing focus via a classical "team" marketing strategy aimed at providing a "Value-added" service approach to the larger customers. In addition, a significant enhancement to the BodyBilt manager's chair was successfully introduced in June 1997. The new back design featuring a more pronounced ergonomically contoured backrest was unveiled at NeoCon '97 (Chicago) with over 2100 units sold the first month. As a part of BodyBilt's continued commitment to architectural, design, safety and ergonomic professionals, three major trade shows were utilized to further promote its ergonomic seating products during the second quarter.

         BodyBilt also entered into a license agreement with Computer Translation Systems and Support, Inc., "C.T.S.S." during the first quarter of 1997. This license agreement continued to contribute significant sales, gross profit and operating profit to BodyBilt's 1997 results. The C.T.S.S. product, called the Fon'iks Writer, is a state-of-the-art proprietary computer and keyboard system, designed to facilitate voice-to-text transcription and data capture services by substantially reducing the number of keystrokes necessary for operation. C.T.S.S. contributed 11.5% of BodyBilt's second quarter revenue and 13.3% of the second quarter gross profit. For the six months ended June 30, 1997, C.T.S.S. contributed 11.3% of BodyBilt's revenue and 12.8% of the gross profit.

         Sales of BodyBilt increased $3.2 million, or 43.1%, from $7.4 million for the six month period ended June 30, 1996, to $10.6 million for the six month period ended June 30, 1997. Units sold increased by 4,317, or 32.7%, from 13,198 for the six month period ended June 30, 1996, to 17,515 for six month period ended June 30, 1997. Sales increased $2.1 million, or 54.9%, from $3.9 million for the quarter ended June 30, 1996, to $6.0 million for the quarter ended June 30, 1997. Units sold increased by 2,973, or 43.2 %, from 6,879 for the quarter ended June 30, 1996, to 9,852 for quarter ended June 30, 1997. This sales increase was attributable to a more fully focused direct sales organization comprised of 27 individuals selling to large national accounts, increased acceptance of the Company's ergonomic products and solutions by companies who are considering ergonomics as a standard as opposed to a purchase primarily to employers requiring special needs, an increase in the number of Company sales and sales support personnel, the contribution of the Company's new national sales manager and the continuing increase in revenue due to the C.T.S.S. license agreement.

         Gross profit increased $1.4 million or 39.4%, from $3.4 million in six month period ended June 30, 1996, to $4.8 million in the six month period ended June 30, 1997. As a percentage of sales, gross profit decreased from 46.4% in the six month period ended June 30, 1996 to 45.2% for the six month period ended June 30, 1997. Gross profit increased $763,000 or 41.1%, from $1.9 million in the quarter ended June 30, 1996, to $2.6 million in the quarter ended June 30, 1997. As a percentage of sales, gross profit decreased from 48.2% in the quarter ended June 30, 1996 to 43.9% for quarter ended June 30, 1997. This decrease in the percentage is a result of an increase in the parts cost of several of the key components used in manufacturing of the Company's chairs, sales of a large number of demonstration chairs in the quarter which carried a lower margin, and substantial increase in the number of customer orders for 50 or more chairs which carried a lower gross margin.

         Selling, general and administrative expenses decreased by $184,000, or 6.7%, from $2.8 million for the six month period ended June 30, 1996, to $2.6 million in the six month period ended June 30, 1997. As a percentage of sales, selling, general and administrative expense decreased from 37.1% in the six month period ended June 30, 1996, to 24.3% for the six month period ended June 30, 1997. Selling, general and administrative expenses increased by $92,000, or 7.5%, from $1.2 million for the quarter ended June 30, 1996, to $1.3 million in the quarter ended June 30, 1997. As a percentage of sales, selling, general and administrative expense decreased from 31.7% in the quarter ended June 30, 1996, to 22.0% for quarter ended June 30, 1997. The percentage decrease in the selling, general and administrative expense was a result of the increase in the Company's total sales. The dollar decrease was attributable to lower costs in advertising, marketing and prototype expenses.

         Operating income increased by $1.5 million, or 221.7%, from $692,000 for the six month period ended June 30, 1996, to $2.2 million for the six month period ended June 30, 1997. Operating income increased by $671,000, or 105.5%, from $636,000 for the quarter ended June 30, 1996, and to $1.3 million for the quarter ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flow. At June 30, 1997 the Company had cash and equivalents of approximately $1,800,000. Since inception the Company has financed its operations primarily through the issuance of debt and equity, and through cash generated by operations.

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

         Operating activities provided (used) cash totaling $21,607 and $(1,421,792) for the six month periods ended June 30, 1996 and 1997, respectively. The primary use of cash in operating activities has been to fund increases in accounts receivable and inventories resulting from BodyBilt's rapid growth.

         Investing activities used cash totaling $28,641 and $5,743,944 for the six-month period ended June 30, 1996 and 1997, respectively. Substantially all of the cash used in the first six months of 1997 was used in the acquisition of BodyBilt, the remainder used during these periods related to capital expenditures. BodyBilt anticipates continuing to make capital expenditures in connection with a building acquisition, plant machinery and equipment. The Company is also installing new manufacturing and accounting software and expects to continue to acquire additional computer equipment for this upgrade

         Financing activities provided (used) cash totaling $0 and $8,924,179 for the six-month periods ended June 30, 1996 and 1997, respectively. The Company's initial public offering, referred to in financial statement footnote number 4, provided approximately $10,500,000 in cash proceeds net of costs in the first six months of 1997. Additionally, proceeds from borrowings were utilized primarily to provide working capital.

         Asset Management. BodyBilt typically sells its products and services on net 30-day terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. BodyBilt had trade accounts receivable of $4.5 million at June 30, 1997. The number of days' sales outstanding in trade accounts receivable were 72 days for the period ended June 30, 1997. For the period ended December 31, 1996 the days' sales outstanding was 63 days. The additional days outstanding are attributable to the increase in sales to larger customers. Bad debt expense as a percentage of total revenue for this period was negligible. BodyBilt maintains no allowance for doubtful accounts.

         BodyBilt attempts to keep its raw materials inventory low to minimize the risk of obsolescence. BodyBilt also attempts to maintain the minimum level of such inventory necessary to meet its near term manufacturing requirements by relying on just-in-time delivery of products from its principal suppliers. BodyBilt's inventory turnover, at an annual rate, was 5.4 times for the quarter ended June 30, 1997 and 5.9 times at December 31, 1996.

         Credit Facilities. BodyBilt maintains a revolving line of credit facility with The First National Bank of Bryan (the "Line of Credit"). Borrowings under the Line of Credit are utilized primarily for working capital to finance inventory and receivables. Historically, the Line of Credit was also used to finance distributions to the BodyBilt Shareholders. Borrowings under the Line of Credit bear interest at a Bank's prime rate per annum. The Line of Credit is secured by a first lien on the accounts receivable and inventory of BodyBilt and the proceeds of a life insurance policy insuring the life of BodyBilt's former President, Mark McMillan. The Line of Credit is personally guaranteed by Mark McMillan. At June, 1997, the interest rate on the Line of Credit was 8.50% and total borrowings under the Line of Credit were $2.0 million. At June 30, 1997, there was no remaining available credit under the Company's Line of Credit.

         In May 1994, BodyBilt purchased a building and land that was formerly a large retail facility, in Navasota, Texas. During the summer of 1994, BodyBilt moved it's manufacturing and administrative operations from leased facilities to the Navasota facility. Since June 1994, this facility has undergone significant renovations, improvements and equipment additions. The merger and improvement of this facility was financed through an amortizing bank loan from The First National Bank of Bryan in the principal amount of $571,000, currently bearing interest at the bank's prime rate plus 0.75% per annum and maturing in the year 2000. At June 30, 1997, the interest rate on this loan was 9.75% and the outstanding principal balance was $422,000. The loan is secured by a lien on the facility and by a life insurance policy insuring the life of Mark McMillan. This loan is personally guaranteed by Mark McMillan.

         At June 30, 1997, BodyBilt also had other term note obligations to the First National Bank of Bryan aggregating approximately $292,000 the proceeds of which were used to fund working capital and equipment and vehicle purchases.

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

         Subsequent to the end of the Company's second quarter a new credit facility was established at Comerica Bank - Texas. This $ 7.8 million facility is comprised of the following:

- $5.0 million revolving line of credit at LIBOR plus 2.85% secured by a borrowing base of the company's receivables and inventory;

- $2.3 million for a mortgage loan on the manufacturing and headquarters facility at prime plus 1.5%;

- $500,000 term loan at prime plus 1.5% secured by the company's machinery and equipment.

         INFLATION. The cost of raw materials and component parts, salaries and manufacturing wages have increased modestly. The increases have not had a significant effect on BodyBilt's results of operations because of substantially increasing sales volumes and relatively stable product prices.

         NEW ACCOUNTING PRONOUNCEMENTS. Effective December 1997, the Company will be required to adopt Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 introduces the concept of basic earnings per share, which represents net income divided by the weighted average common shares outstanding without the dilutive effects of common stock equivalents (options, warrants, etc.). Diluted earnings per share will continue to be reported when SFAS No. 128 is adopted.

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

         BodyBilt is involved in a legal dispute with NPE in two forums. A portion of this dispute is presently being arbitrated under a binding arbitration agreement. The specific issue involved is whether BodyBilt needs a license from NPE to manufacture and sell its chairs. NPE is claiming it is entitled to a royalty payment. BodyBilt contends that it does not need a license because the chairs do not come under the Congleton patent. Additionally, BodyBilt contends that under a 1991 Settlement Agreement it is entitled to produce its chair without a license.

         Additionally, the Company has filed an action styled "BodyBilt, Inc.
v. Jerome J. Congleton," in the U.S. District Court for the Southern District of Texas, Houston, Texas. This suit relates to the assignment of the Congleton Patent from the inventor, Dr. Congleton, to his affiliated company, NPE that is bringing the above arbitration matter. BodyBilt contends that the manner in which Dr. Congleton assigned the Congleton patent to NPE breached the 1991 Settlement Agreement and is demanding Dr. Congleton indemnify and hold BodyBilt harmless in the above arbitration.

         The Company believes the above actions between BodyBilt, Inc., NPE and Jerome J. Congleton are not likely to have a material adverse effect on the Company.

         The Company is also involved from time to time in various legal proceedings and claims incident to the normal conduct of its business. The Company believes that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  See Exhibit Index beginning on page 18 of this Form 10-Q.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    ErgoBilt, Inc.
-----------------------------------------
    (Registrant)




/s/ Gerard Smith                                     Date   August 13, 1997
-----------------------------------------                   ---------------
Gerard Smith, President, Chief
Executive Officer and Director



/s/ P. Michael Sullivan                              Date   August 13, 1997
-----------------------------------------                   ---------------
P. Michael Sullivan, Senior Vice
President and Chief Financial
Officer
(Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit No.                       Description
-----------                       -----------
   10.1       Comerica Bank - Texas Loan Agreement

   11.0       Statement regarding computation of per share earnings - 13 weeks

   11.1       Statement regarding computation of per share earnings - 26 weeks

   27.1       Financial Data Schedule (for EDGAR filing purposes only)