Form 10-Q
period 1997-09-30
ERGOBILT INC
filed 1997-11-14
CIK 1023874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES --- EXCHANGE ACT OF 1934


For the transitional period from                      to

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



                 9244 Markville Drive, Dallas, Texas 75243-4404
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)



                                 (972) 889-3742
                -------------------------------------------------
                Registrant's telephone number including area code



                5000 Quorum Drive, Suite 147, Dallas, Texas 75240
                -------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)



   Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X    No
                                        ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: $.0001 par value, 6,156,000 shares as of November 14, 1997

                                 ERGOBILT, INC.
                                TABLE OF CONTENTS
                                    FORM 10-Q
                               September 30, 1997



                                                                         Page
                                                                         ----
                        PART I - FINANCIAL INFORMATION

Item 1.  Index to Financial Statements                                     2

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   12


                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                18

Item 6.  Exhibits and Reports on Form 8-K                                 19

Signatures                                                                20

Index to exhibits                                                         21

                         PART I - FINANCIAL INFORMATION


                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Consolidated Balance Sheets as of December 31, 1996 and
              September 30, 1997 (unaudited)                                 3

Consolidated  Statements of Income for the nine month periods ended
              September 30, 1996 (unaudited) and 1997 (unaudited) and
              for the quarter ended September 30, 1996 (unaudited)
              and 1997 (unaudited)                                           5

Consolidated  Statements of Cash Flows for the nine month periods ended
              September 30, 1996 (unaudited) and
              1997 (unaudited)                                               6

Notes to consolidated financial statements                                   8

                                 ERGOBILT, INC.

                           Consolidated Balance Sheets

                    December 31, 1996 and September 30, 1997


                                                                   (unaudited)
                                                   December 31,    September 30,
               Assets                                 1996             1997
                                                   -----------      -----------
Current assets:
     Cash and cash equivalents                     $    32,150      $   994,390
     Accounts receivable                                28,198        6,944,416
     Inventory                                              --        3,420,223
     Prepaid expenses                                       --          580,334
     Other current assets                               90,328          132,174
                                                   -----------      -----------
         Total current assets                          150,676       12,071,537
                                                   -----------      -----------

Property and equipment:
     Land                                                   --          527,450
     Building and improvements                              --        2,377,319
     Furniture and fixtures                             12,513          250,677
     Equipment                                           9,455          642,456
     Vehicles                                               --          415,897
     Computer equipment                                 32,623          851,732
                                                   -----------      -----------
                                                        54,591        5,065,531
     Less accumulated depreciation                      10,387          214,826
                                                   -----------      -----------
         Property and equipment, net                    44,204        4,850,705

Other assets:
     Note receivable                                        --        1,617,592
     Shareholder receivable                             48,325               --
     Offering and merger costs                         661,453           90,617
     Goodwill, net                                          --        9,970,091
     Deferred tax assets                                85,543           85,543
     Other assets                                          212          483,193
                                                   -----------      -----------
         Total other assets                            795,533       12,247,036
                                                   -----------      -----------
                                                   ===========      ===========
                                                   $   990,413      $29,169,278
                                                   ===========      ===========








                                                                     (Continued)

                                 ERGOBILT, INC.

                                                                                            (unaudited)
        Liabilities and Shareholders Equity                             December 31,       September 30,
        ------------------------------------                                 1996               1997
                                                                         ------------       ------------

Current liabilities:
     Line of credit                                                      $         --       $  3,481,208
     Current portion of long-term debt                                             --            142,527
     Accounts payable                                                         692,490          1,911,613
     Accrued expenses                                                          65,174          1,266,355
     Income taxes                                                                  --          1,041,857
     Commissions payable                                                           --            412,118
     Notes payable                                                            500,000                 --
                                                                         ------------       ------------
         Total current liabilities                                          1,257,664          8,255,678
                                                                         ------------       ------------

Long-term debt:
      Notes payable, less current portion                                          --          1,207,473
      Notes payable to shareholder, net                                            --            239,415

Shareholders' equity:
      Preferred stock, $.01 par value; 10,000,000 shares authorized                --                 --
      Common stock, $.0001 par value; 20,000,000 shares authorized;
        2,770,285 and 6,056,000 shares issued and outstanding
        at December 31, 1996 and September 30, 1997, respectively                 277                606
     Additional paid-in capital                                                   823         17,257,051
     Retained earnings (deficit)                                             (268,351)         2,209,055
                                                                         ------------       ------------
         Total shareholders' equity                                          (267,251)        19,466,712
                                                                         ------------       ------------
                                                                         $    990,413       $ 29,169,278
                                                                         ============       ============



          See accompanying notes to consolidated financial statements.

                                ERGOBILT, INC.

                      Consolidated Statements of Income

                                 (Unaudited)


                                                              Nine Months Ended                       Three Months Ended
                                                     -----------------------------------       ---------------------------------
                                                                September 30,                            September 30,
                                                     -----------------------------------       ---------------------------------
                                                          1996               1997                  1996               1997
                                                     ---------------    ----------------       --------------    ---------------
Sales                                                $      301,610     $    17,835,161        $     113,839     $    8,139,803
Cost of sales                                               138,942           9,396,923               42,369          4,171,859
                                                     ---------------    ----------------       --------------    --------------
    Gross profit                                            162,668           8,438,238               71,470          3,967,944

Selling, general and administrative expenses                474,694           4,647,119              360,877          1,898,328
                                                     ---------------    ----------------       --------------    --------------
    Operating income                                       (312,026)          3,791,119             (289,407)         2,069,616

Interest expense and other, net                               3,333             (74,518)              13,458            (50,614)
                                                     ---------------    ----------------       --------------    --------------
    Income before income taxes                             (315,359)          3,865,637             (302,865)         2,120,230

Income tax expense (benefit)                                (41,595)          1,388,231              (41,595)           747,319
                                                     ---------------    ----------------       --------------    --------------
    Net income                                       $     (273,764)    $     2,477,406        $    (261,270)    $    1,372,911
                                                     ===============    ================       ==============    ==============


Net income per share                                 $        (0.10)    $          0.44        $       (0.09)    $         0.23
                                                     ===============    ================       ==============    ==============

Weighted average common and common
    equivalent shares outstanding                         2,770,285           5,625,328            2,770,285          6,076,346
                                                     ===============    ================       ==============    ==============



          See accompanying notes to consolidated financial statements.

                                ERGOBILT, INC.

                    Consolidated Statements of Cash Flows



                       For the nine month periods ended
                         September 30, 1996 and 1997
                                 (Unaudited)



                                                                           1996               1997
                                                                        ---------       ------------
Cash flows from operating activities:
     Net income (loss)                                                  $(273,764)      $  2,477,406
     Adjustment to reconcile net income (loss) to net cash used in operating activities:
          Depreciation and amortization                                     6,366            373,465
     Changes in assets and liabilities:
          Accounts receivable                                              26,346         (4,822,280)
          Inventory                                                            --         (1,626,974)
          Prepaid expenses                                                (18,480)          (381,225)
          Deferred tax asset                                              (42,749)                --
          Employee receivables                                                 --            (30,661)
          Other current assets                                                 --             (9,235)
          Other noncurrent assets                                              --           (446,197)
          Accounts payable                                                 33,034            899,373
          Accrued expenses                                                     --          1,102,660
          Taxes payable                                                        --            977,736
          Commissions payable                                                  --            244,123
          Payable to related party                                        188,250                 --
          Deferred tax liability                                            1,154                 --
          Other                                                            37,444                 --
                                                                        ---------       ------------
               Net cash used in operating activities                      (42,399)        (1,241,809)
                                                                        ---------       ------------

Cash flows from investing activities
          Purchase of property and equipment                              (20,279)        (2,541,818)
          Payments received on shareholder loans                               --            616,880
          Loan to shareholder                                              (8,362)          (129,140)
          Net advances on note receivable                                      --         (1,617,592)
          Acquisition of BodyBilt, net of cash acquired                        --         (5,128,419)
                                                                        ---------       ------------
               Net cash used in investing activities                      (28,641)        (8,800,089)
                                                                        ---------       ------------

Cash flows from financing activities:
          Issuance of common stock, net of costs                               --          9,976,553
          Net advances on line of credit                                       --          1,481,208
          Purchase of treasury stock                                           --           (225,000)
          Proceeds from borrowings                                        500,000          5,429,523
          Repayment of borrowings                                              --         (6,163,117)
          Offering and merger costs                                      (182,809)           504,971
                                                                        ---------       ------------
               Net cash provided by financing activities                  317,191         11,004,138
                                                                        ---------       ------------

Net increase in cash                                                      246,151            962,240
Cash and cash equivalents at beginning of period                           14,150             32,150
                                                                        =========       ============
Cash and cash equivalents at end of period                              $ 260,301       $    994,390
                                                                        =========       ============

                                                                     (Continued)

                                 ERGOBILT, INC.

                                                                         1996            1997
                                                                     ==========      ==========
Supplemental disclosure of noncash financing activities:
          Common stock issued in acquisition of BodyBilt             $       --      $7,280,004
                                                                     ==========      ==========
          Common stock issued to repay note payable                  $       --      $  250,000
                                                                     ==========      ==========


Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                                   $       --      $   68,369
                                                                     ==========      ==========
          Income taxes                                               $       --      $  503,020
                                                                     ==========      ==========



          See accompanying notes to consolidated financial statements.

                                 ERGOBILT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Financial Statements

         The accompanying unaudited Consolidated Financial Statements include the accounts of ErgoBilt, Inc. ("ErgoBilt"), its wholly owned subsidiaries which include BodyBilt, Inc. and Ergofon'iks, Inc., ("Ergofon'iks") and Markville Partners, LP, a limited partnership wholly owned by ErgoBilt subsidiaries.

         The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

Note 4 - Issuance of Common Stock and Warrants

         On February 5, 1997 the Company closed its initial public offering for the sale of 1,700,000 shares of common stock at a price of $7 per share. On March 18, 1997, the underwriters exercised their overallotment option and the Company issued an additional 100,000 shares of the Company's common stock at a price of $7 per share. The Company received approximately $9,900,000 in net proceeds as a result of this offering and the underwriters exercise of their over-allotment. On February 5, 1997 the Company issued to the underwriters warrants to purchase 170,000 shares of common stock at a price of 120% of the price to the public exercisable over a period of four years commencing one year from February 3, 1997.

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


                                   (unaudited)
                                Nine Months Ended
                                  September 30,
                          ----------------------------
                              1996             1997
                          -----------      -----------
Net sales                 $12,563,875      $18,775,413
Net income                    698,257        2,444,653
Net income per share             0.12             0.40

                                 ERGOBILT, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 6 - Notes Payable

         During the third quarter, the Company established a new credit facility with Comerica Bank Texas. This $ 7.8 million facility replaced the previous $2.0 million credit facility established through BodyBilt and is comprised of the following:

         - $5.0 million revolving line of credit at LIBOR plus 2.85% secured by a borrowing base of the company's receivables and inventory;

         - $2.3 million for a mortgage loan on the manufacturing and headquarters facility at prime plus 1.5%;

         - term loan at prime plus 1.5% secured by the company's machinery and equipment

         On September 12, 1997, the Company entered into a bank promissory note of approximately $375,000, payable in thirty-six equal monthly installments of principal and interest, bearing interest at a variable interest rate of prime plus .5% (9% at September 30, 1997), and maturing on October 1, 2000. The note is secured by certain machinery and equipment of the Company.

         On September 24, 1997, the Company entered into a bank promissory note of $975,000, bearing interest at 9.2%, payable in fifty-nine equal monthly installments of principal and interest of $10,005 with one final payment of approximately $790,000 at maturity on October 1, 2002. The note is secured by a certain building and real property.

Note 7 - Stock Option Plan

         The board of directors and shareholders of the Company have approved the ErgoBilt 1996 Stock Option Plan (the Stock Option Plan). The Stock Option Plan authorizes the Company to award 400,000 shares of common stock to be used for incentive stock options and nonqualified stock options or restricted stock grants. The board of directors has authorized an increase in the options that may be granted to 1,000,000, subject to shareholder approval in the upcoming shareholder meeting. During the second quarter of 1997 the Company began granting options pursuant to the Stock Option Plan. The Company has granted 538,550 options with exercise prices ranging from $5.25 to $12.50 under the Stock Option Plan during 1997.

Note 8 - Adoption of New Accounting Standards

         The Company intends to adopt SFAS No. 128, "Earnings Per Share" ("SFAS 128") effective December 15, 1997. This statement requires the replacement of primary earnings per share with basic earnings per share and fully diluted earnings per share with diluted earnings per share. Management of the Company has not assessed whether the adoption of this statement will have a material impact on the earnings per share computation.

                                 ERGOBILT, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 9 - Subsequent Events

         Effective October 15, 1997, Ergofon'iks, Inc., a wholly owned subsidiary of Ergobilt, Inc., acquired certain assets of Computer Translations Systems & Support, Inc. ("CTSS"), a Texas corporation. The purchase price includes a "fixed portion payment" of 100,000 shares of Ergobilt, Inc. common stock and a "contingent portion payment" of $5 million less the value of the 100,000 shares as of a date in the future when ErgoFon'iks achieves certain performance benchmarks. The purchase price will be reduced by loans made to CTSS during 1997 of approximately $1.76 million for working capital for product development and improvement. The loans made through September 30, 1997 of approximately $1.6 million are classified as notes receivable on the accompanying financial statements. The assets acquired include assets used in the manufacture and assembly of the Fon'iksWriter, a license to the "Digitext Theory" from Digitext, Inc., and a portion of the proceeds recovered by CTSS in any lawsuit against EDS, if any.

         The Company also obtained a $750,000 mortgage loan subsequent to September 30, 1997 to fund capital expenditures at the Dallas headquarters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Except for historical data contained herein, some of the information set forth in this report contains forward-looking statements that are dependent upon certain risks and uncertainties including, but not limited to, such factors as the number of new orders received and shipped, continued consumer acceptance of the Company's products, the availability of the product components, appropriate labor activity, the timely roll-out of new products, the Company's ability to identify and acquire commericially viable ergonomic products and the continued availability of credit or equity to the Company on reasonable terms. Investors should also consider other risks and uncertainties set forth in documents filed by the Company with the Securities and Exchange Commission.

         On February 5, 1997 BodyBilt, Inc. ("BodyBilt") was merged into a wholly owned subsidiary of the Company (the "Merger"). BodyBilt is a developer, manufacturer and marketer of customized, high-end ergonomic products.

         The financial statements for 1997 included in this Form 10-Q comprise the operations of BodyBilt from February 1, 1997 through September 30, 1997 and the operations of ErgoBilt, Inc. from January 1, 1997 to September 30, 1997. BodyBilt's operations for 1996 are not included in the financial statements, as that predates the acquisition. For selected financial data presented on a pro forma basis as if the acquisition took place at the beginning of the periods presented see financial statement footnote number 5.

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


ERGOBILT

         Since its incorporation in 1995 until February 1997, ErgoBilt's operations have consisted primarily of providing advertising and marketing services to BodyBilt, conducting activities necessary to complete the Merger and the Company's initial public offering (the "Offering") and other activities necessary to plan for the operations of ErgoBilt and BodyBilt. ErgoBilt's consolidated operating income (loss) for the nine months ended September 30, 1996 and 1997 was ($312,026) and $3,791,119, respectively. For the quarters ended September 30, 1996 and 1997, ErgoBilt had operating income (loss) of ($289,407) and $2,069,616, respectively. These increases in operating income were due primarily to the inclusion of BodyBilt's operations and the licensing revenue associated with Computer Translation Systems and Support, Inc. (CTSS).

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

                                                              Nine Months Ended         Three Months Ended
                                                             --------------------      --------------------
                                                                September 30,              September 30,
                                                             --------------------      --------------------
                                                              1996         1997         1996         1997
                                                             -------      -------      -------      -------
                                                                             (in thousands)
Sales                                                        $12,553      $16,789      $ 5,121      $ 6,153
Cost of sales                                                  6,618        8,518        2,633        2.687
                                                             -------      -------      -------      -------
Gross profit                                                   5,935        8,271        2,488        3,466
Selling, general and administrative expenses                   4,081        4,098        1,326        1,596
                                                             -------      -------      -------      -------
Operating income                                               1,854        4,173        1,162        1,870
Interest expense and other, net                                  108           51           32           12
                                                             -------      -------      -------      -------
Income before income taxes                                   $ 1,746      $ 4,122      $ 1,130      $ 1,858
                                                             =======      =======      =======      =======



         GENERAL. BodyBilt generates revenue through sales of its products to corporate customers, dealers and retailers. The majority of BodyBilt's sales are generated by either BodyBilt's direct sales force or by independent sales representatives who are paid a commission for each unit sold. Typically, BodyBilt's sales are directed through a network of over 550 dealers who acquire the products at a discount from retail and then resell the products to the ultimate customer. BodyBilt believes that its growth has been driven by increasing market acceptance of ergonomics and its success in (i) providing superior quality products and service; (ii) expanding its direct sales force;
(iii) upgrading the quality of its independent sales representative firms; and
(iv) educating consumers about the benefits of ergonomics and the solutions provided by BodyBilt's products. BodyBilt did not increase the suggested retail prices of its chairs during this period.

         During the third quarter of 1997, BodyBilt continued to build on its National Accounts marketing strategy, focusing on larger individual orders by aggressively opening new corporate account relationships. As a result, the Company continues to experience an increase in the number of large orders (50 plus chairs) which represented approximately one third of the third quarter sales. With an increasing focus on larger corporate customers, the average price per chair shipped during the third quarter was approximately $470 vs. $500 plus in previous quarters. The reduction in average selling price is due primarily to the higher percentage of task chairs shipped which carry a lower average selling price than the Company's other series of chairs. Management feels that the trend towards greater percentages of task chairs is likely to continue as it aggressively pursues its National Accounts marketing strategy and as the average order size increases. Although the average price per chair was lower for the third quarter, the operating margins were significantly improved over previous quarters due to greater capacity utilization at the Company's manufacturing facility and more aggressive purchasing of parts and materials.

         BodyBilt also entered into a license agreement with Computer Translation Systems and Support, Inc., "C.T.S.S." during the first quarter of 1997. This license agreement contributed significant sales, gross profit and operating profit to BodyBilt's first and second quarter results. The C.T.S.S. product, called the Fon'iksWriter, is a state-of-the-art proprietary computer and keyboard system, designed to facilitate voice-to-text transcription and data capture services by substantially reducing the number of keystrokes necessary for operation.

         In July, 1997, the CTSS license was assigned to ErgoFon'iks, Inc. ("ErgoFon'iks"), a wholly owned subsidiary of the Company located in Dallas. Sales of the Fon'iksWriter in the third quarter, as reported by ErgoFon'iks were approximately $1.99 million, an increase of 195 percent over sales of Fon'iksWriters reported by BodyBilt in the second quarter.

         Sales of BodyBilt increased $4.2 million, or 33.7%, from $12.6 million for the nine month period ended September 30, 1996, to $16.8 million for the nine month period ended September 30, 1997. Units sold increased by 8,339, or 37.5%, from 22,248 for the nine month period ended September 30, 1996, to 30,587 for nine month period ended September 30, 1997. Sales increased $1.1 million, or 20.1%, from $5.1 million for the quarter ended September 30, 1996, to $6.2 million for the quarter ended September 30, 1997. Units sold increased by 4,022, or 44.4 %, from 9,050 for the quarter ended September 30, 1996, to 13,072 for quarter ended September 30, 1997. This sales increase was attributable to a more fully focused direct sales organization comprised of 27 individuals selling to large national accounts, increased acceptance of the Company's ergonomic products and solutions by companies who are considering ergonomics as a standard as opposed to a purchase primarily to employers requiring special needs, an increase in the number of Company sales and sales support personnel, and the contribution of the Company's new national sales manager.

         Gross profit increased $2.4 million or 39.4%, from $5.9 million in the nine month period ended September 30, 1996, to $8.3 million in the nine month period ended September 30, 1997. As a percentage of sales, gross profit increased from 47.3% in the nine month period ended September 30, 1996 to 49.3% for the nine month period ended September 30, 1997. Gross profit increased $978,000 or 39.3%, from $2.5 million in the quarter ended September 30, 1996, to $3.5 million in the quarter ended September 30, 1997. As a percentage of sales, gross profit increased from 48.6% in the quarter ended September 30, 1996 to 56.3% for quarter ended September 30, 1997. This improvement in the margin is a result of increased operating leverage associated with higher capacity utilization and aggressive parts and materials purchasing.

         Selling, general and administrative expenses (SG&A) increased by a nominal amount as compared to the previous year. However, as a percentage of sales, SG&A expense decreased from 32.5% in the nine month period ended September 30, 1996, to 24.4% for the nine month period ended September 30, 1997. For the quarter ended September 30, 1997, SG&A expenses increased $270,000 (20.4%) over the previous year. As a percentage of sales, SG&A expense was unchanged. The percentage decrease in the selling, general and administrative expense was a result of the increase in the Company's total sales.

         Operating income for the nine months ended September 30, 1997 was $4.2 million, a 125% increase over the previous year. Operating income for the quarter increased by $708,000, (61%) over the quarter ended September 30, 1996.

ERGOFON'IKS

         In July, 1997, the CTSS license was assigned to ErgoFon'iks, Inc. ("ErgoFon'iks"), a wholly owned subsidiary of the Company located in Dallas. Sales of the Fon'iksWriter in the third quarter, as reported by ErgoFon'iks were approximately $1.99 million, an increase of 195 percent over sales of Fon'iksWriters reported by BodyBilt in the second quarter. The Fon'iksWriter is a phonetic computerized keyboard system that allows trained operators to input data in excess of 200 words per minute - significantly faster than a typist is capable of achieving with traditional (QWERTY) keyboard. During the quarter, the Company focused on increasing the pool of trained operators by concentrating on selling the Fon'iksWriter to vocational and occupational schools. Management is pleased with the progress made during the quarter in licensing schools to teach the Fon'iks system to both students and schools. With a growing pool of trained operators, the commercial applications for the Fon'iksWriter extend to any business that requires high speed, high volume documentation, such as health care and insurance industries, as well as legal support services.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flow. At September 30, 1997 the Company had on hand cash and equivalents of approximately $1,000,000. Since inception the Company has financed its operations primarily through the issuance of debt and equity, and through cash generated by the operating divisions.

During the third quarter, the Company established a new credit facility with Comerica Bank Texas. This $ 7.8 million facility replaced the previous $2.0 million credit facility established through BodyBilt and is comprised of the following:
- $5.0 million revolving line of credit at LIBOR plus 2.85% secured by a borrowing base of the company's receivables and inventory;

- $2.3 million for a mortgage loan on the manufacturing and headquarters facility at prime plus 1.5%;

- $500,000 term loan at prime plus 1.5% secured by the company's machinery and equipment

      During the third quarter, the Company converted approximately $975,000 of the $2.3 million facility to a fixed rate mortgage on its Navasota facility. In addition, approximately $375,000 of the $500,000 term loan commitment was converted to a machinery and equipment term loan. At September 30, 1997 the Company had used approximately $3.5 million of its available revolving credit facility.

         The Company's future cash requirements for the remainder of 1997, and beyond, will depend primarily upon its level of sales, timing of inventory purchases, conversion of receivables to cash, expenditures on new product development, implementation of marketing programs, capital expenditures and possible strategic acquisitions.

         Operating activities used cash totaling $42,399 and $1,241,809 for the nine month periods ended September 30, 1996 and 1997, respectively. The primary use of cash in operating activities has been to fund increases in accounts receivable and inventories resulting from BodyBilt's and ErgoFon'iks rapid growth.

         Investing activities used cash totaling $28,641 and $8,800,089 for the nine month period ended September 30, 1996 and 1997, respectively. Substantially all of the cash used in the first nine months of 1997 related to three areas: the acquisition of BodyBilt, advances to CTSS per its licensing agreement with the Company and capital expenditures associated with the purchase of and improvements to the Dallas headquarters property. BodyBilt anticipates continuing to make capital expenditures in connection with plant machinery and equipment. The Company has also installed new manufacturing and accounting software and expects to continue to acquire additional computer equipment for this upgrade.

         Financing activities provided cash totaling $317,191 and $11,004,138 for the nine month periods ended September 30, 1996 and 1997, respectively. The Company's initial public offering, referred to in financial statement footnote number 4, provided approximately $9.9 million in cash proceeds net of costs in the first nine months of 1997. Additionally, proceeds from borrowings were utilized primarily to provide working capital.

Asset Management. BodyBilt typically sells its products and services on net 30-day terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. BodyBilt had trade accounts receivable of $4.8 million at September 30, 1997. Bad debt expense as a percentage of total revenue for this period was negligible.

         BodyBilt attempts to keep its raw materials inventory low to minimize the risk of obsolescence. BodyBilt also attempts to maintain the minimum level of such inventory necessary to meet its near term manufacturing requirements by relying on just-in-time delivery of products from its principal suppliers.

         Credit Facilities. BodyBilt maintains a revolving line of credit facility with Comerica Bank Texas (the "Line of Credit"). Borrowings under the Line of Credit are utilized primarily for working capital to finance inventory and receivables. Borrowings under the Line of Credit bear interest at a rate equal to LIBOR + 285 basis points per annum. The Line of Credit is secured by a first lien on the accounts receivable and inventory of ErgoBilt.

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

         Subsequent to the end of the Company's third quarter, a $750,000 mortgage loan was closed on the Dallas headquarters. This mortgage represents a portion of the $2.3 million real estate line negotiated with Comerica Bank. The Company is negotiating a construction loan with the Bank for the necessary improvements. The Company is also negotiating an increase in the line of credit facility with the Bank. Additionally, the Company is exploring alternative sources of financing to support its continued growth.

         INFLATION. The cost of raw materials and component parts, salaries and manufacturing wages have increased modestly. The increases have not had a significant effect on BodyBilt's results of operations because of substantially increasing sales volumes and relatively stable product prices.

         NEW ACCOUNTING PRONOUNCEMENTS. Effective December 15, 1997, the Company will be required to adopt Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 introduces the concept of basic earnings per share, which represents net income divided by the weighted average common shares outstanding - without the dilutive effects of common stock equivalents (options, warrants, etc.). Diluted earnings per share will continue to be reported when SFAS No. 128 is adopted.

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

         Additionally, the Company has filed an action styled "BodyBilt, Inc. v. Jerome J. Congleton," in the 85th District Court of Brazos County, Texas. This suit relates to the assignment of the Congleton Patent from the inventor, Dr. Congleton, to his affiliated company, NPE that is bringing the above arbitration matter. BodyBilt contends that the manner in which Dr. Congleton assigned the Congleton patent to NPE breached the 1991 Settlement Agreement and is demanding Dr. Congleton indemnify and hold BodyBilt harmless in the above arbitration.

         The Company believes the above actions between BodyBilt, Inc., NPE and Jerome J. Congleton are not likely to have a material adverse effect on the Company.

         Ergobilt has recently filed a Section 43 Lanham Act case against NPE arising out of false and misleading claims that NPE is making in the market place and in the investment community. This case is pending in the U.S. District Court for the Northern District of Texas, Dallas Division. This suit relates to the misleading statements made by NPE that all of its chairs fall under the Congleton patent. This case is in its inception.

         The Company is also involved from time to time in various legal proceedings and claims incident to the normal conduct of its business. The Company believes that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  See Exhibit Index beginning on page 21 of this Form 10-Q.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    ErgoBilt, Inc.
-------------------------
    (Registrant)




 /s/ Gerard Smith                                        Date November 14, 1997
-------------------------
Gerard Smith, President, Chief
Executive Officer and Director



 /s/ William B. Glenn                                    Date November 14, 1997
-------------------------
William B. Glenn, Senior Vice
President and Chief Financial
Officer
(Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit No.                             Description
----------                              -----------

   10.1    Comerica Bank - $975,000 Promissory Note*
   10.2    Comerica Bank - $375,000 Promissory Note*
   11.0    Statement regarding computation of per share earnings - 13 weeks
   11.1    Statement regarding computation of per share earnings - 26 weeks
   27.1    Financial Data Schedule (for EDGAR filing purposes only)


*  To be filed by amendment.