Form 10-Q/A
period 1997-09-30
ERGOBILT INC
filed 1997-11-19
CIK 1023874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transitional period from ________________ to ________________

Commission File Number: 0-22077
                        -------



                                 ERGOBILT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Texas                                          75-2600529
 ------------------------------                       ----------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       identification number)


                 9244 Markville Drive, Dallas, Texas          75243-4404
               ----------------------------------------------------------
               (Address of principal executive offices)       (Zip Code)


                                 (972) 889-3742
                -------------------------------------------------
                Registrant's telephone number including area code



                5000 Quorum Drive, Suite 147, Dallas, Texas 75240
          -------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)


     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: $.0001 par value, 6,156,000 shares as of November 14, 1997

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    ErgoBilt, Inc.
----------------------
    (Registrant)




 /s/ Gerard Smith                                       Date  November 14, 1997
-----------------------------------------------              -------------------
Gerard Smith, President, Chief
Executive Officer and Director



 /s/ William B. Glenn                                   Date  November 14, 1997
-----------------------------------------------              -------------------
William B. Glenn, Senior Vice
President and Chief Financial
Officer
(Principal Financial and Accounting Officer)

Exhibits filed herewith.



                                INDEX TO EXHIBITS


Exhibit No.                  Description
-----------                  -----------
   10.1           Comerica Bank - $975,000 Promissory Note
   10.2           Comerica Bank - $375,000 Promissory Note