Form 10-QT
period 1997-02-28
ERGOBILT INC
filed 1998-03-04
CIK 1023874

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended _____________.

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transitional period from January 1, 1997 to February 28, 1997.

Commission File Number: 0-22077.



                               ERGOBILT, INC.
                               --------------
           (Exact name of registrant as specified in its charter)



             Texas                                              75-2600529
---------------------------------                               ----------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           identification number)



         9244 Markville Drive, Dallas,                        75243-4404
 ---------------------------------------------------------------------------
    (Address of principal executive offices)                  (Zip Code)



                               (972) 233-8504
       ---------------------------------------------------------------
              Registrant's telephone number including area code



     December 31,
 ----------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)


   Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [   ]   No [ X ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: $.0001 par value, 5,956,000 shares as of February 16, 1997

                                 ERGOBILT, INC.
                               TABLE OF CONTENTS
                                   FORM 10-Q
                               February 28, 1997



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

                       PART I - FINANCIAL INFORMATION


                        INDEX TO FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----
   Consolidated Balance Sheets as of December 31, 1996 and
      February 28, 1997 (unaudited)                                           3

   Consolidated Statements of Income for the two month
      periods ended February 28, 1996 and 1997 (all unaudited)                5

   Consolidated Statements of Cash Flows for the two month
      periods ended February 28, 1996  and 1997 (all unaudited)               6

   Notes to consolidated financial statements                                 8

                                 ERGOBILT, INC.

                          Consolidated Balance Sheets

                    December 31, 1996 and February 28, 1997

                                   (unaudited)


                                              December 31,         February 28,
Assets                                            1996                 1997
------                                            ----                 ----
Current assets:
     Cash and cash equivalents                $    32,150          $ 1,006,846
     Accounts receivable                           28,198            2,291,583
     Inventory                                       --              1,833,168
     Prepaid expenses                                --                192,246
     Other current assets                          90,328               71,848
                                              -----------          -----------
         Total current assets                     150,676            5,395,691
                                              -----------          -----------

Property and equipment:
     Land                                            --                  7,450
     Building and improvements                       --              1,309,942
     Furniture and fixtures                        12,513              187,834
     Equipment                                      9,455              493,207
     Vehicles                                        --                202,584
     Computer equipment                            32,623              466,067
                                              -----------          -----------
                                                   54,591            2,667,084
                                              -----------          -----------
     Less accumulated depreciation                 10,387              219,990
                                              -----------          -----------
         Property and equipment, net               44,204            2,447,094

Other assets:
     Shareholder receivable                        48,325               48,989
     Offering and merger costs                    661,453                 --
     Goodwill, net                                   --             13,165,706
     Deferred tax assets                           85,543               85,543
     Other assets                                     212              293,422
                                              -----------          -----------
         Total other assets                       795,533           13,593,660
                                              -----------          -----------
                                              $   990,413          $21,436,445
                                              ===========          ===========

                                                                   (Continued)

                                 ERGOBILT, INC.

                     Consolidated Balance Sheets, Continued

                                   (unaudited)

                                                  December 31,      February 28,
   Liabilities and Shareholders' Equity               1996              1997
   ------------------------------------               ----              ----
Current liabilities:
     Current portion of long-term debt            $       --        $    419,433
     Accounts payable                                  692,490           552,160
     Accrued expenses                                   65,174           284,180
     Income taxes                                         --              90,367
     Commissions payable                                  --             107,625
     Notes payable                                     500,000              --
                                                  ------------      ------------
         Total current liabilities                   1,257,664         1,453,765
                                                  ------------      ------------

Long-term debt:
     Notes payable, less current portion                  --             629,590

Shareholders' equity:
     Preferred stock, $0.01 par value;
          10,000,000 shares authorized                    --                --
     Common stock, $.0001 par value; 20,000,000
          shares authorized; 2,770,285 and
          5,956,000 shares issued and outstanding
          at December 31, 1996 and February 28,
          1997, respectively                               277               606
Additional paid-in capital                                 823        19,660,107
Retained earnings (deficit)                           (268,351)         (307,623)
                                                  ------------      ------------
    Total shareholders' equity                        (267,251)       19,353,090
                                                  ------------      ------------
                                                  $    990,413      $ 21,436,445
                                                  ============      ============

                               ERGOBILT, INC.

                      Consolidated Statements of Income

         For the two month periods ended February 28, 1996 and 1997

                                 (unaudited)

                                                     1996              1997
                                                     ----              ----
Sales                                            $    91,139      $ 1,348,078

Cost of sales                                         24,401          861,038
                                                 -----------      -----------
    Gross profit                                      66,738          487,040

Selling, general and administrative expenses          84,453          540,982
                                                 -----------      -----------
    Operating income                                 (17,715)         (53,942)

Interest expense and other, net                         --            (12,678)
                                                 -----------      -----------
    Income before income taxes                       (17,715)         (41,264)

Income tax expense (benefit)                          (8,051)          (1,992)
                                                 -----------      -----------
    Net income                                   $    (9,664)     $   (39,272)
                                                 ===========      ===========
Net income per share                             $      0.00      $     (0.01)
                                                 ===========      ===========
Weighted average common and common
    equivalent shares outstanding                  2,770,285        4,066,169
                                                 ===========      ===========



      See accompanying notes to interim consolidated financial statements.

                                 ERGOBILT, INC.

                            Statements of Cash Flows

              For the two months ended February 28, 1996 and 1997

                                  (unaudited)

                                                                          1996            1997
                                                                          ----            ----
Cash flows from operating activities:
     Net income                                                        $ (9,664)       $ (39,272)
     Adjustment to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                   1,415          302,989
     Changes in assets and liabilities:
          Accounts receivable                                           (32,917)        (169,447)
          Inventory                                                                      (39,919)
          Prepaid expenses                                                 --              6,863
          Taxes payable                                                    --             26,246
          Other current assets                                             --                276
          Shareholder receivable                                         39,313           19,490
          Other noncurrent assets                                          --           (256,395)
          Accounts payable                                                1,946         (460,080)
          Accrued expenses                                               51,636          120,485
          Commissions payable                                              --            (60,370)
          Other                                                            --               --
                                                                       --------        ---------
               Net cash provided by operating activities                 51,729         (549,134)
                                                                       --------      -----------

Cash flows from investing activities
     Purchase of property and equipment                                 (20,278)        (143,371)
     Proceeds from shareholder notes payable                               --            200,000
     Acquisition of BodyBilt, net of cash acquired                         --         (5,128,419)
                                                                       --------      -----------
              Net cash used in investing activities                     (20,278)      (5,071,790)
                                                                       --------      -----------

Cash flows from financing activities:
     Issuance of common stock, net of costs                                --          9,259,603
     Net advances on line of credit                                        --         (1,575,000)
     Purchase of common stock                                              --           (225,000)
     Repayment of borrowings                                               --         (1,459,571)
     Offering and merger costs                                          (38,485)         595,588
                                                                       --------      -----------
               Net cash provided by (used in) financing activities      (38,485)       6,595,620
                                                                       --------      -----------
Net increase in cash                                                     (7,034)         974,696
Cash at beginning of period                                              14,150           32,150
                                                                       ========      ===========
Cash at end of period                                                  $  7,116      $ 1,006,846
                                                                       ========      ===========

                                                                   (Continued)

                                 ERGOBILT, INC.

                       Statements of Cash Flows, Continued

                                   (unaudited)

                                                                 1996              1997
Supplemental disclosure of noncash financing activities:
     Common stock issued in acquisition of BodyBilt                 -            10,399,856
                                                               ========         ===========
Supplemental disclosure:
     Interest paid                                             $    -           $       -
                                                               ========         ===========
     Taxes paid                                                $    -           $       -
                                                               ========         ===========



      See accompanying notes to interim consolidated financial statements.

                               ERGOBILT, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Note 1 - Financial Statements

         The accompanying unaudited Consolidated Financial Statements include the accounts of ErgoBilt, Inc. and its wholly owned subsidiary (the "Company").

         The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the two months ended February 28, 1997 are not necessarily indicative of the results that may be expected for the year ending February 28, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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


                                                                     (Continued)

                                 ERGOBILT, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 5 - Business Acquisition

         BodyBilt Seating, Inc. ("BodyBilt") was merged into a wholly-owned subsidiary of the Company on February 5, 1997. As consideration for the merger, the shareholders of BodyBilt received $17.6 million payable in a combination of cash ($7.2 million), 780,630 shares of common stock of the Company valued at $5.46 million and 705,085 shares of Series A Preferred Stock of the Company valued at $4.94 million, which was immediately converted into 705,085 shares of common stock. BodyBilt is a developer, manufacturer and marketer of customized, high-end ergonomic products. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of BodyBilt have been included in the Company's consolidated financial statements from February 5, 1997. The excess of the purchase price over the fair value of the net identifiable assets acquired of $13.3 million has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

         The following unaudited pro forma financial information presents the combined results of operations of ErgoBilt and BodyBilt as if the acquisition had occurred as of the beginning of 1996 and 1997, after giving effect to certain adjustments. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisition occurred at the beginning of the periods presented.

                                                         (unaudited)
                                               Two months ended February 28,
                                               -----------------------------
                                                      1996            1997
                                                      ----            ----
         Net sales                                $ 2,334,853     $ 2,299,996
         Net income (loss)                            (18,000)        (99,524)
         Net income (loss) per share                     (.01)           (.02)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         On February 5, 1997 BodyBilt, Inc. ("BodyBilt") was merged into a wholly-owned subsidiary of the Company (the "Merger"). BodyBilt is a developer, manufacturer and marketer of customized, high-end ergonomic products.

         The financial statements for 1997 included in this 10-Q comprise the operations of BodyBilt for February 1997 and the operations of ErgoBilt, Inc. from January 1, 1997 to February 28, 1997. BodyBilt's operations for 1996 and January 1997 are not included in the financial statements, as that predates the acquisition. For selected financial data presented on a pro forma basis as if the acquisition took place at the beginning of the periods presented see financial statement footnote number 5.

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


ERGOBILT

         Since its incorporation in 1995, ErgoBilt's operations have consisted primarily of providing advertising and marketing services to BodyBilt, conducting activities necessary to complete the Merger and the Company's initial public offering (the "Offering") and conducting other activities necessary to plan for the operations of ErgoBilt and BodyBilt. ErgoBilt's operating loss for the two months ended February 28, 1996 was $17,715. For the two months ended February 28, 1997, ErgoBilt had a loss from operations of $41,264.

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

                                                 Two Months Ended February 28,
                                                -------------------------------
                                                    1996              1997
                                                -----------       -------------
                                                           (in thousands)
Sales                                           $     2,335       $     2,288
Cost of sales                                         1,205             1,466
                                                -----------       -----------
Gross profit                                          1,130               822
Selling, general and administrative expenses          1,169               745
                                                -----------       -----------
Operating income                                        (39)               77
Interest expense and other, net                           -                26
                                                -----------       -----------
Income before income taxes                      $       (39)      $        51
                                                ===========       ===========



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

         In the first two months of 1997, BodyBilt expanded its direct sales force from 17 to 21 individuals and continues to retain the services of 21 independent sales representatives. In the first two months of 1997, BodyBilt also strengthened its sales organization by adding a national sales manager, appointing a national accounts manager to focus on increasing market penetration and restructuring its customer service and sales organizations to be more responsive to the customers.

         Sales of BodyBilt decreased by $47,000, or 2.0%, for the two months ended February 28, 1996 and the two months ended February 28, 1997. This change is due to the timing of when sales were recorded and it does not reflect significant changes made in future months.

         Gross profit decreased $308,000 or 27.34%, from $1.1 million for the two months ended February 28, 1996, to $820 thousand for the two months ended February 28, 1997. As a percentage of sales, gross profit decreased from 48.4% for the two months ended February 28, 1996 to 35.9% for the two months ended February 28, 1997. This decrease in the percentage is the result of high costs associated with reorganizing the manufacturing process to increase production in following periods.

         Selling, general and administrative expenses decreased by $424,000, or 36.3%, from $1.2 million for the two months ended February 28, 1996, to $745 thousand for the two months ended February 28, 1997. As a percentage of sales, selling, general and administrative expense decreased from 50.1% for the two months ended February 28, 1996, to 32.6% for the two months ended February 28, 1997. This decrease was attributable to costs transferred to ErgoBilt for specific marketing and executive management.

         Operating income increased by $116,000, from $(39,000) for the two months ended February 28, 1996, to $77,000 for the two months ended February 28, 1997. This was a result of a reduction of selling, general and administrative expenses at BodyBilt.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flow. At February 28, 1997 the Company had cash and equivalents of approximately $1,006,846. Since inception the Company has financed its operations primarily through the issuance of debt and equity, and through cash generated by operations.

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


         Operating activities provided cash totaling $51,729 and $17,724 for the two months ended February 28, 1996 and 1997, respectively.

         Investing activities used cash totaling $20,278 and $5,271,790 for the two months ended February 28, 1996 and 1997, respectively. Substantially all of the cash used in the first quarter of 1997 was used in the acquisition of BodyBilt, the remainder used during these periods related to capital expenditures. BodyBilt anticipates continuing to make limited capital expenditures in connection with plant, equipment, software and computer equipment improvements.

         Financing activities provided (used) cash totaling $(38,485) and $6,228,762 for the two months ended February 28, 1996 and 1997, respectively. The Company's initial public offering, referred to in financial statement footnote number 4, provided approximately $9,900,000 in cash proceeds net of costs in the first quarter of 1997. Additionally, proceeds from borrowings were utilized primarily to provide working capital.

         Asset Management. BodyBilt typically sells its products and services on net 30 day terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. BodyBilt had trade accounts receivable of $2.3 million at February 28, 1997. The number of days' sales outstanding in trade accounts receivable were 65 days for the same period. Bad debt expense as a percentage of total revenue for this period was negligible. BodyBilt maintains no allowance for doubtful accounts.

         BodyBilt attempts to keep its raw materials inventory low to minimize the risk of obsolescence. BodyBilt also attempts to maintain the minimum level of such inventory necessary to meet its near term manufacturing requirements by relying on just-in-time delivery of products from its principal suppliers. Inventory turnover was 5.3 times for the two months ended February 28, 1997.

         Credit Facilities. BodyBilt maintains a revolving line of credit facility with The First National Bank of Bryan (the "Line of Credit"). Borrowings under the Line of Credit are utilized primarily for working capital to finance inventory and receivables. Historically, the Line of Credit was also used to finance distributions to the BodyBilt Shareholders. Borrowings under the Line of Credit bear interest at a Bank's prime rate per annum. The Line of Credit is secured by a first lien on the accounts receivable and inventory of BodyBilt and the proceeds of a life insurance policy insuring the life of BodyBilt's former President, Mark McMillan. The Line of Credit is personally guaranteed by Mark McMillan. At February, 1997, the interest rate on the Line of Credit was 8.50% and total borrowings under the Line of Credit were $425,000. This line of credit has been replaced with a $10.8 million credit facility with Comerica Bank Texas.

         In May 1994, BodyBilt purchased a building and land that was formerly a large retail facility, in Navasota, Texas. During the summer of 1994, BodyBilt moved it's manufacturing and administrative operations from leased facilities to the Navasota facility. Since June 1994, this facility has undergone significant renovations, improvements and equipment additions. The merger and improvement of this facility was financed through an amortizing bank loan from The First National Bank of Bryan in the principal amount of $571,000, currently bearing interest at the bank's prime rate plus 0.75% per annum and maturing in the year 2000. At February 28, 1997, the interest rate on this loan was 9.75% and the outstanding principal balance was $430,111. The loan is secured by a lien on the facility and by a life insurance policy insuring the life of Mark McMillan. This loan is personally guaranteed by Mark McMillan.

         At February 28, 1997, BodyBilt also had other term note obligations to the First National Bank of Bryan aggregating approximately $203,000 the proceeds of which were used to fund working capital and equipment and vehicle purchases.

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


  ErgoBilt, Inc.
-------------------------------
   (Registrant)




 /s/ GERARD SMITH                                      Date  February 27, 1998
-------------------------------                             -------------------
Gerard Smith, President, Chief
Executive Officer and Director



 /s/ DENNIS R. ORSI                                    Date  February 27, 1998
--------------------------------------------                -------------------
Dennis R. Orsi, Chief Financial
Officer
(Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit No.                                    Description
-----------                                    -----------

   27.1                Financial Data Schedule (for EDGAR filing purposes only)